Form 10-Q
period 2004-06-30
GREENFIELD ONLINE INC
filed 2004-08-27
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50698

GREENFIELD ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1440369
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21 River Road, Wilton, CT 06897
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 834-8585

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 25, 2004 was 16,471,435 shares.

GREENFIELD ONLINE, INC.

FORM 10-Q

GREENFIELD ONLINE, INC.

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)
(Unaudited)

			Pro-forma,
	June 30,	December 31,	June 30,
	2004	2003	2004
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$2,067	$3,721
Accounts receivable trade (net of allowances of $99 and $219 at June 30, 2004 and December 31, 2003, respectively)	7,738	4,234
Prepaid expenses and other current assets	1,203	498

Total current assets	11,008	8,453
Property and equipment, net	3,020	2,420
Other intangible assets, net	309	311
Deferred initial public offering costs	1,361	—
Security deposits	797	745

Total assets	$16,495	$11,929

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,108	$1,563	$2,108
Accrued expenses and other current liabilities	4,803	4,579	4,803
Current portion of capital lease obligations	1,080	874	1,080
Deferred revenues	463	394	463
Series B convertible preferred stock distribution accrual	—	—	9,447

Total current liabilities	8,454	7,410	17,901
Long-term debt	1,000	—	1,000
Capital lease obligations	369	705	369
Other long-term liabilities	25	84	25
Series C-2 redeemable preferred stock (aggregate liquidation preference $2,053)	999	943	999

Total liabilities	10,847	9,142	20,294

Series B convertible preferred stock; par value $0.0001 per share; 30,211,595 shares authorized, issued and outstanding; none authorized, issued and outstanding pro forma	9,450	9,114	—
Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock; par value $0.0001 per share; 40,874,511 shares authorized; 40,817,166 and 40,874,511 shares issued and outstanding (aggregate liquidation preference of $5,953 as of June 30, 2004 and December 31, 2003); none authorized, issued and outstanding pro forma	4	4	—
Series C-1 convertible preferred stock; par value $0.0001 per share; 74,627,182 shares authorized, issued and outstanding (aggregate liquidation preference of $9,127 as of June 30, 2004 and December 31, 2003); none authorized, issued and outstanding pro forma	7	7	—
Common stock; par value $0.0001 per share; 13,605,479 shares authorized; 2,048,938 and 2,054,485 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively, and 12,471,435 shares issued and outstanding pro forma	—	—	1
Additional paid-in capital	81,951	82,440	81,964
Accumulated deficit	(82,337)	(84,389)	(82,337)
Unearned stock-based compensation	(3,296)	(4,258)	(3,296)
Treasury stock, at cost
Series A preferred stock – 57,345 and zero shares at June 30, 2004 and December 31, 2003, respectively	(56)	—	—
Common stock – 5,547 and zero shares at June 30, 2004 and December 31, 2003, respectively and 9,643 shares proforma	(75)	—	(131)
Note receivable from stockholder	—	(131)	—

Total stockholders’ deficit	(3,802)	(6,327)	(3,799)

Total liabilities, temporary equity and stockholders’ deficit	$16,495	$11,929	$16,495

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$10,229	$5,948	$18,852	$10,539
Cost of revenues (including stock-based compensation of $53 and $5, respectively for the three months ended June 30, 2004 and 2003, and $106 and $9, respectively for the six months ended June 30, 2004 and 2003 and excluding depreciation shown below)	2,180	1,956	4,993	3,487

Gross profit	8,049	3,992	13,859	7,052

Operating expenses:
Selling, general and administrative (including stock-based compensation of $215 and $272, respectively for the three months ended June 30, 2004 and 2003, and $742 and $544, respectively for the six months ended June 30, 2004 and 2003)	5,109	2,478	9,363	4,889
Panel acquisition expenses	484	399	1,172	747
Depreciation and amortization	245	268	463	533
Research and development	265	146	481	284

Total operating expenses	6,103	3,291	11,479	6,453

Operating income	1,946	701	2,380	599

Other income (expense):
Interest expense, net	(74)	(113)	(130)	(239)
Related party interest income (expense), net	(13)	1	(40)	2
Other income (expense), net	(11)	—	(16)	600

Total other income (expense)	(98)	(112)	(186)	363

Income before income taxes	1,848	589	2,194	962
Provision for income taxes	121	40	142	63

Net income	1,727	549	2,052	899
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	(31)	—	(63)
Cumulative dividends on Series B convertible preferred stock	(168)	(168)	(336)	(336)
Income allocable to participating preferred securities	(1,302)	(292)	(1,433)	(417)

Net income available to common stockholders	$257	$58	$283	$83

Net income per share available to common stockholders:
Basic	$0.13	$0.03	$0.14	$0.04

Diluted	$0.10	$0.02	$0.10	$0.04

Weighted average shares outstanding:
Basic	2,052	2,054	2,053	2,054

Diluted	2,693	2,339	2,707	2,281

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	Series A Convertible		Series C-1 Convertible					Note	Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock		Additional	Receivable	Series A Preferred		Common Stock		Unearned		Total
							Paid-In	From					Stock Based	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer	Shares	Amount	Shares	Amount	Compensation	Deficit	Deficit
Balance at December 31, 2003	40,875	$4	74,627	$7	2,054	$—	$82,440	$(131)	—	$—	—	$—	$(4,258)	$(84,389)	$(6,327)
Six Months ended June 30, 2004:
Net income for the period														2,052	2,052
Repossession of shares in payment of note receivable from officer	(58)				(5)		(38)	131	58	(56)	5	(75)			(38)
Cumulative dividends on Series B convertible Preferred stock							(336)								(336)
Stock option forfeitures							(115)						115		—
Amortization of unearned stock based compensation													847		847

Balance at June 30, 2004	40,817	$4	74,627	$7	2,049	$—	$81,951	$—	58	$(56)	5	$(75)	$(3,296)	$(82,337)	$(3,802)

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,052	$899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	638	668
Amortization of contract asset	17	100
Amortization of stock based compensation	847	553
Non-cash interest expense (income)	40	(2)
Loss on sale of property and equipment	1	—
Gain on sale of Custom Research Business	—	(600)
Provision for doubtful accounts and other sales allowances	9	(6)
Changes in assets and liabilities, net:
Accounts receivable	(3,512)	(754)
Deferred project costs	(94)	(16)
Other current assets	(537)	(27)
Security deposits	(165)	102
Accounts payable	547	(337)
Accrued expenses and other current liabilities	227	464
Deferred project revenues	69	(31)

Net cash provided by operating activities	139	1,013

Cash flows from investing activities:
Proceeds from sale of Custom Research Business	—	600
Proceeds from sale of property and equipment	2	—
Additions to property and equipment and intangibles	(860)	(83)

Net cash (used in) provided by investing activities	(858)	517

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,000	—
Repayments under credit facility	—	(294)
Other long-term liabilities	(60)	(155)
Proceeds of options exercised	—	1
Proceeds from subscriptions receivable from management	—	2
Deferred IPO costs	(1,361)	—
Principal payments under capital lease obligations	(510)	(426)

Net cash used in financing activities	(931)	(872)

Effect of exchange rate changes	(4)	—
Net (decrease) increase in cash and cash equivalents	(1,654)	658
Cash restricted cash and cash equivalents at beginning of the period	3,721	1,864

Cash restricted cash and cash equivalents at end of the period	$2,067	$2,522

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$129	$239
Income taxes	151	63
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$380	$75
Repossession of shares in payment of note receivable from officer	169	—
Cumulative dividends on Series B convertible preferred stock	336	336
Accretion of Series C-2 redeemable preferred stock dividends	—	63

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation:

Basis of Presentation

     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission, all significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”) for the year ended December 31, 2003, which include unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and 2003.

Reverse Stock Split and Initial Public Offering

     In April 2004, our board of directors authorized the filing of a registration statement with the Securities and Exchange Commission that permitted us to sell shares of our common stock in connection with a proposed initial public offering of our common stock (the “IPO”). These consolidated financial statements give effect to a reverse one-for-14 split of our outstanding common stock that was effected on July 7, 2004.

     On July 16, 2004, we completed the IPO at a public offering price of $13 per share, including the sale of 4 million shares by us and 1.75 million shares by our selling stockholders. All shares of our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), were redeemed and all outstanding shares of the remaining series of preferred stock were converted into shares of our common stock on a one-for-14 basis. Net proceeds to us from the IPO totaled approximately $34.6 million, after payment of underwriters’ commissions, the mandatory conversion and dividend payment of approximately $9.5 million to the holders of our Series B Convertible Participating Preferred Stock, par value $0.0001 (“Series B”), the mandatory redemption of all outstanding shares of our Series C-2 for approximately $2.1 million and costs associated with the IPO amounting to approximately $2.2 million. The remaining proceeds will be utilized for working capital and other general corporate purposes, including potential acquisitions.

International Expansion — India, Europe and Canada

     In July 2003, we incorporated Greenfield Online Private Limited in Gurgaon, India (“GFOL India”) for the purpose of providing us with data processing and survey programming services. In August 2003, we incorporated under the laws of the United Kingdom, through our wholly-owned subsidiary Greenfield Online Europe, Ltd. (“GFOL Europe”) to provide us with a presence in Europe to meet the expected increase in demand for our Internet survey solutions in Europe. In April 2004, we began operations in Canada through our wholly-owned subsidiary Greenfield Online Canada, Ltd. (“GFOL Canada”) to meet the expected increase in demand for our Internet survey solutions in Canada.

Unaudited Pro Forma Balance Sheet

     The unaudited pro forma balance sheet gives effect to the conversion of the convertible preferred stock as if it occurred on June 30, 2004. The conversion of the outstanding preferred stock into common stock automatically occurred upon consummation of the IPO and all of the outstanding shares of Series A Convertible Participating Preferred Stock, par value $0.0001 (“Series A”), Series B, and Series C-1 Convertible Participating Preferred Stock, par value $0.0001 (“Series C-1”), automatically converted into an aggregate of 10,408,092 shares of common stock. Additionally, a distribution accrual in the amount of $9,447,000 became due and payable to the holders of the Series B.

Note 2 — Summary of Significant Accounting Policies:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our recently filed prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act in the notes to our consolidated financial statements for the year ended December 31, 2003, and have not materially changed, except as noted below.

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of operations as they occur. For the periods presented, unclaimed incentives represented less than 10% of total incentives accrued. In April 2004, we shifted this incentive program to include a greater emphasis on a prize-based program, whereby panelists become eligible to receive prizes rather than receiving cash payments.

     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. One customer accounted for more than 10% of our net sales. Custom Research, Inc. (“CRI”) accounted for approximately 17% of our net sales for each of the three and six months ended June 30, 2004.

     Stock-Based Compensation. We have awarded certain stock option and warrant grants in which the fair value of its underlying stock on the date of grant exceeded the exercise price. As a result, we have recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, we have amortized $847,000 and $553,000 of stock based compensation expense in the statement of operations for the six months ended June 30, 2004 and 2003, respectively, related to these option grants. Stock-based compensation cost for the six months ended June 30, 2004 totaled $847,000, including compensation cost of zero related to the notes receivable from stockholder. Stock-based compensation expense for the six months ended June 30, 2003 totaled $553,000, including compensation cost of $48,000 related to the notes receivable from stockholders. In connection with options forfeited during the six months ended June 30, 2004, we wrote-off $115,000 of unearned stock-based compensation as a reduction of additional paid-in capital.

     We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”), for such awards. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro-forma income (loss) and income (loss) per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,727	$549	$2,052	$899
Add: Stock-based employee compensation expense included in net income as recorded	268	277	847	553
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(443)	(863)	(1,211)	(1,966)

Pro forma net income (loss)	1,552	(37)	1,688	(514)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	(31)	—	(63)
Cumulative dividends on Series B convertible preferred stock	(168)	(168)	(336)	(336)
Income allocable to participating preferred securities	(1,156)	—	(1,129)	—

Pro forma net income (loss) available to common stockholders	$228	$(236)	$223	$(913)

Net income per share as reported:
Basic	$0.13	$0.03	$0.14	$0.04
Diluted	$0.10	$0.02	$0.10	$0.04
Pro forma income (loss) per share:
Basic	$0.11	$(0.11)	$0.11	$(0.44)
Diluted	$0.08	$(0.11)	$0.08	$(0.44)

Note 3 — Sale of Custom Research Business:

     We entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell the assets of our custom research business (the “Custom Research Business”) to Taylor Nelson Sofres Operations, Inc. (“TNSO”), which was completed on January 31, 2002. For the sale, we received approximately $2,000,000 at closing and an additional $600,000 during 2003, when certain conditions in the Asset Purchase Agreement were met. The sale of the Custom Research Business included the conveyance of 19 full-time employees, all contracts of the Custom Research Business and a sublease of certain office space. Further, we gave up our right to perform custom research for end-user clients for a period of three years.

     Contemporaneously with the execution of the Asset Purchase Agreement, we entered into an Alliance, License and Supply Agreement (the “Alliance Agreement”) with Taylor Nelson Sofres Intersearch (“TNSI”), an affiliate of TNSO, originally scheduled to expire on January 30, 2007. During the term of the Alliance Agreement, TNSI was required to allow us to service substantially all of its U.S.-based custom marketing research and Internet sample requirements, with a contractual minimum of $200,000 per month of qualifying revenue (as defined in the Alliance Agreement) from purchases of sample and other services in the first year, increasing to a minimum of $300,000 per month in the second year, for a total of $5,400,000 in guaranteed payments over the first two years. The Alliance Agreement also specified that no payments would be made for the first three months’ services in 2002. Because we were required to provide the services, we treated $600,000 of the cash received upon sale of the Custom Research Business as an advance deposit on the first three months of services under the Alliance Agreement. Accordingly, we viewed the total contractual payments for the Alliance Agreement to be approximately $6,000,000. In December 2003, the minimum purchases, as required under the Alliance Agreement, were satisfied by TNSI.

     We determined that the two agreements with TNSO and TNSI constituted a multiple element arrangement in which the stipulated proceeds from the sale, and the stipulated guaranteed payments in the Alliance Agreement, are required to be allocated between the sale transaction and the Alliance Agreement. We obtained an independent valuation of the Custom Research Business sold and the Alliance Agreement. We also compared the pricing in the Alliance Agreement to that of similarly situated customers using the guidance in EITF 00-21. In determining the most appropriate allocation of fair value, we weighted most significantly the value of our research services sold separately to these customers based upon the fact that our prices for services to third parties are more objective and verifiable than estimating the value of the business disposed of. Accordingly, at the time, we determined that the fair value of the future services amounted to approximately $5,600,000. The $400,000 difference between the contractual amount of $6,000,000 and the fair value of the services of $5,600,000 was recorded as a contract asset upon sale of the Custom Research Business and the simultaneous signing of the Alliance Agreement. This asset was amortized against revenue on a straight-line basis, which is substantially similar to the pattern in which the services were provided. Therefore, $183,000 and $200,000 was amortized during the year ended December 31, 2002 and 2003, respectively, with the balance of $17,000 being amortized during the quarter ended March 31, 2004. We recorded a pre-tax gain on the sale of the Custom Research Business in the amount of $1,497,000 and $600,000 in year ended December 31, 2002 and 2003, respectively, as a result of this transaction. The $600,000 gain was recorded in 2003, when the associated contingencies lapsed and the cash was received, which is included in “other income (expense)” in the accompanying statement of operations.

     On November 26, 2003, we and TNSI amended the Alliance Agreement to provide that: the term would expire on December 31, 2006, with no automatic renewal rights; that we would be allowed to sell Internet data collection services to end-users; and that during the term of the Alliance Agreement, TNSI and NFO Worldgroup, Inc (“NFO”), which Taylor Nelson Sofres plc, the parent company of TNSO, had acquired in 2003, would provide us with an opportunity to bid on substantially all of TNSI and NFO’s third-party U.S.-based Internet consumer sample business.

Note 4 — Prepaid expenses and other current assets:

     Prepaid expenses and other current assets consisted of the following at June 30, 2004 and December 31, 2003 ($ in thousands):

	June 30,	December 31,
	2004	2003
Prepaid expenses	$932	$355
Other non-trade receivables	7	28
Deferred project costs	162	68
Contract asset (Note 3)	—	17
Other	102	30

	$1,203	$498

Note 5 — Property and Equipment, net:

     Property and equipment, net consisted of the following at June 30, 2004 and December 31, 2003 ($ in thousands):

	Estimated
	Useful	June 30,	December 31,
	Life-Years	2004	2003
Computer and data processing equipment	3-5	$6,358	$5,581
Leasehold improvements	2-7*	1,415	1,366
Furniture and fixtures	7	1,322	1,097
Telephone system	5	135	123
Automobile	4	88	88

		9,318	8,255
Less: Accumulated depreciation		(6,298)	(5,835)

Property and equipment, net		$3,020	$2,420

*	Lesser of the estimated life of the asset or the life of the underlying lease.

     Depreciation expense amounted to $463,000 and $489,000 for the six months ended June 30, 2004 and 2003, respectively including amounts recorded under capital leases.

     Included in property and equipment above are assets acquired under capital leases, which are summarized below at June 30, 2004 and December 31, 2003 ($ in thousands):

	June 30,	December 31,
	2004	2003
Computer and data processing equipment	$3,651	$3,271
Furniture and fixtures	947	947
Automobile	58	58

	4,656	4,276
Accumulated depreciation	(3,346)	(3,024)

Assets under capital leases, net	$1,310	$1,252

Note 6 — Other intangible assets, net:

     Other intangible assets consists of the following at June 30, 2004 and December 31, 2003 ($ in thousands):

	Estimated
	Useful	June 30,	December 31,
	Life-Years	2004	2003
Internal use software	2	$2,220	$2,047
Panel members (fully amortized at December 31, 2003)*	4	712	712

		2,932	2,759
Less: Accumulated amortization		(2,623)	(2,448)

Other intangible assets, net		$309	$311

*	Asset recorded in connection with the “Management Buyout” in 1999

     Amortization of internal use software amounted to $175,000 and $135,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in cost of revenues in the accompanying statement of operations. Amortization of other intangible assets (excluding internal use software) amounted to zero and $44,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 7 — Accrued expenses and other current liabilities:

     Accrued expenses and other current liabilities consisted of the following at June 30, 2004 and December 31, 2003 ($ in thousands):

	June 30,	December 31,
	2004	2003
Accrued payroll and commissions	$1,542	$1,499
Panelist incentives	982	1,118
Accrued panels costs	813	214
Other	1,466	1,748

	$4,803	$4,579

     For the six months ended June 30, 2004 and 2003, the Company reversed panelist incentives accrual of $124,000 and $139,000, respectively, for the expirations of the incentives.

     We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we pay MSN for network traffic routed to our website where participants respond to our surveys. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $89,000 and $733,000 for the six months ended June 30, 2004 and 2003, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenues, amounted to $438,000 and zero, respectively for the six months ended June 30, 2004 and 2003.

Note 8 — Related Parties:

Notes receivable from Stockholder

     In May 1999, Hugh O. Davis, one of our executive officers, borrowed $75,013 from us in order to purchase shares of our common stock. In connection with the loan, Mr. Davis executed and delivered to us (i) a promissory note maturing on May 17, 2004 in the principal amount of $75,013, with a compounding annual interest rate of 5.3% and (ii) a pledge agreement under which he pledged as collateral for the loan all of his shares of our stock and any cash or securities received in respect of such securities. In connection with our sale of stock to Greenfield Holdings and other existing stockholders in March 2001, Mr. Davis borrowed an additional $56,285 from us in order to purchase securities from Greenfield Holdings (which securities were later exchanged for shares of our Series A in connection with our recapitalization in December 2002). In connection with the second loan, (i) Mr. Davis executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $56,285 with a compounding annual interest rate of 8% and (ii) the pledge agreement was amended to include the additional securities acquired by Mr. Davis as collateral for the loans. Mr. Davis failed to repay the notes on May 17, 2004. We provided Mr. Davis with a notice of default and, on May 23, 2004, we repossessed a portion of the shares pledged as collateral pursuant to the pledge agreement with a value equal to the amounts due under the notes, including interest thereon. The repossession of the shares was recorded as treasury stock, offsetting the note receivable from stockholder. Since March 2001, we have not modified the terms of these arrangements with Mr. Davis.

Note 9 — Revolving Credit Facility:

     We have a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1,875,000 at June 30, 2004 and December 31, 2003 based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”). The SVB Credit Facility bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility is collateralized by our general assets, matures on August 22, 2005 and is subject to a covenant, which requires us to achieve certain performance targets each month that the SVB Credit Facility is outstanding. We had an outstanding balance of $1,000,000 and zero, respectively at June 30, 2004 and December 31, 2003. In addition, we incurred interest expense in the amount of $51,000 and $71,000, respectively, for each of the six months ended June 30, 2004 and 2003 associated with the SVB Credit Facility.

     On July 15, 2004, we amended the SVB Credit Facility to allow us to maintain our primary depository account outside of SVB until October 15, 2004. Prior to this amendment, we were required to maintain our primary depository account with SVB. Upon the completion of the IPO, we deposited the net proceeds in a cash management account maintained by one of our underwriters.

Note 10 — Earnings per share:

     Net income (loss) per share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. Due to the participation features of our Series A, Series B and Series C-1, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock noted above has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of 191,000 and 24,000, respectively for the three months ended June 30, 2004 and 2003 and 103,000 and 24,000, respectively for the six months ended June 30, 2004 and 2003 were excluded from the computation of diluted earnings per share as they would be anti-dilutive.

     The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	2,052	2,054	2,053	2,054
Dilutive effect of stock option grants	620	248	631	190
Dilutive effect of warrants	21	37	23	37

Diluted number of common and potential common shares outstanding	2,693	2,339	2,707	2,281

Note 11 — Commitments and Contingencies:

   Legal Contingencies:

     From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

NOTE 12 — Subsequent Events:

     Initial Public Offering. On July 16, 2004, we completed the IPO, including the sale of 4 million shares by us and 1.75 million shares by our selling stockholders. Net proceeds to us from the offering totaled approximately $34.6 million, after payment of underwriters commissions, the mandatory conversion and dividend payment of approximately $9.5 million to the holders of our Series B, the mandatory redemption of all outstanding shares of our Series C-2 for approximately $2.1 million and costs associated with the IPO amounting to approximately $2.2 million. The remaining proceeds will be utilized for working capital and other general corporate purposes, including potential acquisitions. All deferred costs from the IPO were recorded against equity upon the completion of the IPO.

     Pending Acquisition. On August 18, 2004, we signed a definitive agreement to acquire specific assets from The Dohring Company, including all of the OpinionSurveys.com panel, certain profile information contained in its database, title to the domain names OpinionSurveys.com and OpinionSurvey.com; as well as certain intellectual property and goodwill associated with the OpinionSurveys.com panel. The agreement does not by its terms transfer liabilities from The Dohring Company to us and is subject to certain closing conditions. We filed a current report on Form 8-K related to the announcement on August 19, 2004.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act and in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with GAAP in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our final prospectus. There have been no material changes during the six months ended June 30, 2004, except as noted below.

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of operations as they occur. For the periods presented, unclaimed incentives represented less than 10% of total incentives accrued. In April 2004, we shifted this incentive program to include a greater emphasis toward a prize-based program, whereby panelists become eligible to receive prizes rather than receiving cash payments.

Results of Operations

     Quarter Ended June 30, 2004 Versus Quarter Ended June 30, 2003

     Six months Ended June 30, 2004 Versus Six Months Ended June 30, 2003

     Net Revenues. Net revenues for the three months ended June 30, 2004 were $10.2 million, compared to $5.9 million for the three months ended June 30, 2003, an increase of $4.3 million, or 72.0%. Net revenues for the six months ended June 30, 2004 were $18.8 million, compared to $10.5 million for the six months ended June 30, 2003, an increase of $8.3 million, or 78.9%. Net revenues increased due to an increase in the number of survey projects. This increase was seen primarily in the full service and sample only solutions and to a lesser extent, in tracker projects. In addition, increased demand for our services was driven by market factors, including the need for customers to improve profitability by using less costly Internet-based marketing research data and the impact of the Do Not Call registry on marketing research firms, which had previously relied heavily on telephone based data collection methods. We believe that the revenue growth from Internet survey solutions will continue to be strong in the remainder of 2004, but sequential quarterly year over year growth rates may decline.

     Gross Profit. Gross profit for the three months ended June 30, 2004 was $8.0 million, compared to $4.0 million for the three months ended June 30, 2003, an increase of $4.0 million, or 101.6%. Gross profit for the three months ended June 30, 2004 was 78.7% of net revenues, compared to 67.1% for the three months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 was $13.9 million, compared to $7.1 million for the six months ended June 30, 2003, an increase of $6.8 million, or 96.5%. Gross profit for the six months ended June 30, 2004 was 73.5% of net revenues, compared to 66.9% for the six months ended June 30, 2003. The increase in gross margin was due primarily to a decline in costs related to direct project personnel as a result of our India expansion, whereby we moved a significant portion of survey production and data processing to our India facility during 2003. The shift to our India facility added approximately 4.9% and 5.7% to our gross margin for the three and six months ended June 30, 2004, respectively. Additionally, gross margin was positively impacted by approximately 6.6% due to the more productive use of panelist incentives during the three months ended June 30, 2004 due to a shift from cash incentive payments to a prized-based program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 were $5.1 million, compared to $2.5 million for the three months ended June 30, 2003, an increase of $2.6 million or 106.2%. Selling, general and administrative expenses for the six months ended June 30, 2004 were $9.4 million, compared to $4.9 million for the six months ended June 30, 2003, an increase of $4.5 million or 91.5%. Selling expenses, primarily personnel costs and related commissions, increased approximately $850,000 and $1.4 million, respectively for the three and six months ended June 30, 2004 as a result of hiring new sales and sales-support personnel in order to better promote our products and services. General and administrative expenses increased approximately $833,000 and $1.1 million, respectively for the three and six months ended June 30, 2004 as a result of increased personnel, including recruiting costs, to support our revenue growth and international expansion. We also incurred additional facility and overhead costs associated with our expansion into India, Europe and Canada as well as in the United States. Selling, general and administrative expenses increased 8.2% to 49.9% from 41.7% of net revenues for the three months ended June 30, 2004, and increased 3.3% to 49.7% from 46.4% of net revenues for the six months ended June 30, 2004. This increase was primarily due to additional indirect costs associated with becoming a public company and the requirements thereof. We expect selling, general and administrative expenses to remain relatively consistent as a percentage of revenues during the remainder of 2004 and expect it to decline as a percentage of revenues through 2005, as we realize the benefit of low incremental variable costs associated with future revenue growth.

     Panel Acquisition Expenses. Panel acquisition expenses were $484,000 for the three months ended June 30, 2004, compared to $399,000 for the three months ended June 30, 2003, an increase of $85,000, or 21.3%. Panel acquisition expenses were $1.2 million for the six months ended June 30, 2004, compared to $747,000 for the six months ended June 30, 2003, an increase of $425,000, or 56.9%. Panel acquisition expenses increased as a result of our continuing efforts to expand and diversify our panel, primarily in Europe and Canada, where we incurred approximately $150,000 and $445,000 of additional panel acquisition costs for the three and six months ended June 30, 2004, respectively. Our panel recruiting through MSN has declined significantly in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, primarily as a result of our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting through MSN.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2004 were $245,000, compared to $268,000 for the three months ended June 30, 2003, a decrease of $23,000, or 8.9%. Depreciation and amortization expenses for the six months ended June 30, 2004 were $463,000, compared to $533,000 for the six months ended June 30, 2003, a decrease of $70,000, or 13.1%. This decline in depreciation and amortization expense occurred as a portion of these assets became fully depreciated during the first half of 2003.

     Interest Expense, Net. Net interest expense for the three months ended June 30, 2004 was $74,000, compared to $113,000 for the three months ended June 30, 2003, a decrease of $39,000, or 34.5%. Net interest expense for the six months ended June 30, 2004 was $130,000, compared to $239,000 for the six months ended June 30, 2003, a decrease of $109,000, or 45.6%. The decrease was due primarily to lower debt levels outstanding during the 2004 period, resulting primarily from the repayment of the outstanding debt balance under our revolving credit facility in October 2003 with cash generated from operations.

     Related Party Interest Income (Expense), Net. Related party interest expense for the three months ended June 30, 2004 was $13,000, compared to related party interest income of $1,000 for the three months ended June 30, 2003. Related party interest expense for the six months ended June 30, 2004 was $40,000, compared to related party interest income of $2,000 for the six months ended June 30, 2003. The increase in the related party interest expense was due to the accretion of debt discount associated with our Series C-2 which was reclassified to a liability following the adoption of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS 150”) in the third quarter of 2003. Prior to the adoption of SFAS 150, our Series C-2 was classified between liabilities and equity, and the accretion of the debt discount was recorded against equity.

     Other Income (Expense), Net. Other expense for the three months ended June 30, 2004 was $11,000, compared to zero for the three months ended June 30, 2003. Other expense for the six months ended June 30, 2004 was $16,000, compared to other income of $600,000 for the six months ended June 30, 2003. Other expense for the three and six months ended June 30, 2004 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada. Other income for the six months ended June 30, 2003 related to the contingent gain on the sale of our Custom Research Business, which was completed in January 2002. The contingent gain could not be recognized until January 2003, when certain conditions were met and the cash was collected. For a further discussion of the sale of our Custom Research Business, see Note 3 to our consolidated financial statements.

     Provision for Income Taxes. We recorded an income tax provision for the three and six months ended June 30, 2004 of $121,000 and $142,000, respectively, compared to $40,000 and $63,000, respectively for the three and six months ended June 30, 2003. Our effective tax rate was 6.5% for both the three and six months ended June 30, 2004 compared to 6.8% and 6.5%, respectively for the three and six months ended June 30, 2003. The tax provision was primarily related to federal and state taxes that could not be offset by net operating loss carry-forwards.

     Net Income. Our net income for the three and six months ended June 30, 2004 was $1.7 million and $2.1 million, respectively, compared to $549,000 and $899,000, respectively for the three and six months ended June 30, 2003. The increase in net income is primarily the result of increased revenues partially offset by increased selling, general and administrative expenses and panel acquisition expenses, as more fully described above. Net income per common share includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income per common share for the three and six months ended June 30, 2004 was $0.13 and $0.14, respectively for basic and $0.10 and $0.10, respectively for diluted, as compared to net income per share of $0.03 and $0.04, respectively for basic and $0.02 and $0.04, respectively for diluted for the three and six months ended June 30, 2003.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. At June 30, 2004, we had approximately $2.1 million in cash on hand. In July 2004, we completed our initial public offering (“IPO”) at a public offering price of $13 per share, and raised approximately $34.6 million in net proceeds after payment of underwriters commissions, the mandatory conversion and dividend payment of approximately $9.5 million to the holders of our Series B Convertible Participating Preferred Stock, par value $0.0001 (Series “B”), the mandatory redemption of all outstanding shares of our Series C-2 for approximately $2.1 million and costs associated with our IPO amounting to approximately $2.2 million.

     Cash provided by operations for the six months ended June 30, 2004 was $139,000, compared to $1.0 million for the six months ended June 30, 2003. The decrease in cash flow from operations in the 2004 period was primarily attributed to our accounts receivable collections not keeping pace with our additional revenue growth. Additional resources have been assigned to assist and maintain collections, which has resulted in increased collections during July 2004.

     Cash used by investing activities was $858,000 for the six months ended June 30, 2004, compared to cash provided by investing activities of $517,000 for the six months ended June 30, 2003. This decrease of $1.4 million is due to the capital expenditure program initiated in 2004,which accounted for approximately $860,000 as well as the one-time $600,000 contingent gain on sale of the Custom Research Business in 2003.

     Cash used by financing activities was $931,000 for the six months ended June 30, 2004, compared to $872,000 for the six months ended June 30, 2003. The difference was primarily the result of higher repayments of our short-term debt in the 2003 period, while we borrowed $1.0 million in the 2004 period to provide the necessary liquidity to further expand our facilities and infrastructure, primarily in India. This was offset by deferred costs from the IPO, which utilized cash of approximately $1.4 million during the six-month period ended June 30, 2004

     Our working capital at June 30, 2004 was $2.5 million, compared to $1.0 million at December 31, 2003, an increase of $1.5 million. The increase in working capital was primarily due to our improved revenues resulting in increases in accounts receivable, partially offset by an increase in our current liabilities. We believe that the working capital, cash flows from operations, borrowings available under the credit facility, and asset financing under the lease agreement with Somerset Capital, are sufficient to fund our business for at least the next twelve months. Additionally, in July 2004, we completed the IPO and raised net proceeds of $34.6 million (after fees, expenses and mandatory conversion and redemption payments), this additional capital provides additional financial strength to execute our growth plan.

     We have maintained a banking relationship with Silicon Valley Bank (“SVB”) since September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. This credit facility allows for borrowings of up to $1.9 million, based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”), and bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The credit facility is collateralized by a pledge of our general assets and contains a covenant that requires us to achieve EBITDA (as defined in the credit facility) of $1.00 or more during each month that the facility is outstanding. In October 2003, we repaid the entire outstanding balance under the facility, and at December 31, 2003 the entire amount was available for borrowing, subject to the sufficiency of the Borrowing Base. On June 30, 2004, the Borrowing Base was sufficient to allow us to borrow the entire amount available under the credit facility, of which we have outstanding $1.0 million. Interest on the facility is payable monthly, and the entire balance of the facility, including principal, interest and unpaid charges, if any, is payable on August 22, 2005. In April 2004, we amended the credit facility to allow us to incur purchase money obligations, including capital leases, of up to $2,250,000 in the aggregate. In July 2004, we amended the credit facility to allow us to maintain our primary deposit account outside of SVB through October 15, 2004. Upon the completion of the IPO, we deposited the net proceeds in a cash management account maintained by one of our underwriters.

     We also maintain an ongoing relationship with Somerset Capital Group Ltd. (“Somerset Capital”), a leasing company, to finance the acquisition of equipment, software and office furniture pursuant to leases, which we have recorded as capital leases. While we do not have a firm commitment from Somerset Capital to provide additional financing, Somerset Capital has indicated that it intends to finance our budgeted capital expenditures for 2004 within the United States if we request it to do so. In the event that Somerset Capital declined to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.

     At June 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     On July 16, 2004, we completed the IPO , including the sale of 4,000,000 shares by us and 1,750,000 shares by our selling stockholders. Net proceeds to us from the offering totaled approximately $34.6 million, after paying the mandatory conversion and dividend payment of approximately $9.5 million to the holders of our Series B, approximately $2.1 million of the net proceeds of the IPO to fund the mandatory redemption of all outstanding shares of our Series C-2 and costs associated with the IPO amounting to approximately $2.2 million. The remaining proceeds will be utilized for working capital and other general corporate purposes, as well as potential acquisitions.

     We have an agreement with MSN under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with MSN, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to MSN for panelists they recruit and for surveys taken by MSN recruited panelists. Throughout 2004 we anticipate a continued decline in panel recruitment through MSN and a decline in our use of MSN recruited panelists, resulting in lower payments to MSN in 2004 as compared to 2003. We anticipate that any increased liquidity associated with this decreasing reliance on MSN and MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources.

     During 2004, we expect capital expenditures to total approximately $2.8 million, including approximately $1.0 million for the construction of our operations facility in India and $1.8 million for our operations in North America. We incurred $584,000 and $660,000 related to India and North America, respectively, for the six months ended June 30, 2004. In the United States, we anticipate capital expenditures to be applied to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, upgrade personal computers for employees and new Internet telephony equipment to facilitate international communications. These capital expenditures will be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our capital expenditures will consist primarily of leasehold improvements, office furniture, computer equipment, Internet telephony equipment and other costs associated with building our Indian facility. These expenditures will be funded from our cash flow from operations and other available financing sources, including our credit facility. In addition, costs we may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, will also be funded from our cash flow from operations and other available financing sources, including our credit facility.

     The following table summarizes our contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total at	Years Ended December 31,
	June 30,						2009 and
	2004	2004(2)	2005	2006	2007	2008	thereafter
	($ in thousands)
Contractual obligations:
Loans payable	$25	$3	$5	$6	$6	$5	$—
Capital lease obligations	1,449	584	625	204	36	—	—
Long-term debt	1,000	—	1,000	—	—	—	—
Series C-2 preferred redemption payment(1)	2,053	2,053	—	—	—	—	—
Series B preferred conversion payment(1)	9,450	9,450	—	—	—	—	—
Non-cancelable operating lease obligations	6,623	748	1,330	1,264	1,166	1,133	982

Total contractual cash obligations	$20,600	$12,838	$2,960	$1,474	$1,208	$1,138	$982

(1)	Represents mandatory payments to be made upon completion of the IPO. The amounts have been presented in this table at their liquidation value at June 30, 2004.

(2)	Includes only the remaining six months of the year ending June 30, 2004.

     Based on our current level of operations and anticipated growth, we believe that our cash generated from operations, amounts available under our credit facility and future capital leasing arrangements with Somerset Capital, together with the net proceeds that we received from the IPO, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Risk Factors

     You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

If we are unable to maintain the size or demographic composition of the Greenfield Online panel, our clients may stop using our products and services.

     The commercial viability of our marketing research data and our overall business is dependent on our ability to attract and maintain active panelists and ensure optimal panel composition to accommodate a broad variety of marketing research requests. There is currently no historical benchmark by which to predict the optimal size of research panels to ensure high response rates and maximum revenue generation per panelist. If we are unable to accurately determine or build optimal-sized panels, our current panelists may become overused and unresponsive to our requests to participate in surveys. If we fail to regenerate our panel with new and active panelists on a regular basis, the size and demographic diversity of the Greenfield Online panel may decrease and our clients may reduce or stop using our products and services, which may lead to a decline in our revenues.

     If the number of panelists participating in the Greenfield Online panel decreases, the cost of acquiring new panelists becomes excessive or the demographic composition of our panel narrows, our ability to provide our clients with accurate and statistically relevant information could suffer. This risk is likely to increase as our clients’ needs expand, and as more demographically diverse surveys are requested by our clients.

If the rate at which our panelists respond to our surveys decreases, we may not be able to meet our clients’ needs.

     Our panelists participate in our surveys on a voluntary basis only, and there can be no assurance that they will continue to do so. Our ability to maintain adequate response rates may be harmed if:

•	our email-based survey invitations are not received by our panelists due to the use of spam-filtering and blocking software by individuals, corporations and Internet service providers;

•	our panelists become dissatisfied with the forms of participation incentives we offer; or

•	our panelists respond less frequently to our surveys, or stop responding altogether due to excessive requests for participation from us or other researchers.

     If we fail to maintain adequate response rates, we may be unable to meet current or future demand for our products and services and our revenues may decline.

If the rate at which our panelists respond to our surveys decreases, we may be required to expend additional funds to retain our panelists or provide additional incentives to encourage panelist participation.

     In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives. If we are required to increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.

We rely on a few of our clients for a large portion of our net revenue and if we were to lose, or if there were a material reduction in business from, any of these clients our net revenue may decline substantially.

     We receive a significant portion of our net revenue from our three largest clients. Any of these clients may terminate or reduce its use of our products and services at any time. Our ten largest clients accounted for $8.0 million, or approximately 42%, of our total net revenues for the first six months of 2004. If we lose business from any of our top ten clients, our net revenues may decline substantially.

We may not be able to successfully compete with marketing research firms and other potential competitors.

     The market for our products and services is highly competitive. We compete for clients with other Internet-based marketing research data collection firms, such as SPSS Service Bureau and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc. and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.

     We also expect to face competition from other companies with access to large databases of individuals with whom they can communicate through the Internet, such as email service providers and Internet-based direct marketers, as well as companies that develop and maintain a large volume of Internet traffic on their websites, such as large Internet portals, networks and search engines. These companies may, either alone or in alliance with other firms, enter the Internet-based marketing research data collection market.

     Many of our current and potential competitors have longer operating histories, greater brand recognition and significantly greater financial and other resources than we do. These competitors may be able to undertake more extensive sales and marketing campaigns offering their services, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners, panelists and customers than we can. In addition, these competitors and potential competitors may develop technologies that are superior to ours, or that achieve greater market acceptance than our own. If we do not successfully compete with these companies, we might experience a loss of market share and reduced revenues and profitability.

Consolidation in the marketing research industry may result in fewer potential clients for us and a smaller market in general if companies with existing Internet-based panels combine with companies without such panels.

     Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, and the acquisition of ARBOR, Inc., by Gfk-Custom Research, Inc., could cause us to lose business from clients that acquire companies with Internet-based panels of their own. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panel and their need for our products and services could be reduced or eliminated as a result. In either case, our net revenues would be reduced.

If our clients develop their own Internet-based panels, we may lose some or all of their business.

     Some of our large clients have the financial resources and sufficient need for Internet survey solutions that they may decide to build their own Internet-based panels. Should some or all of these clients decide to build their own Internet-based panels and succeed in doing so, their need for our products and services could be reduced or eliminated. Additionally, should our smaller clients consolidate and achieve sufficient scale, it may become economically feasible for them to build their own Internet-based panels. If they do so, their need for our products and services could be reduced or eliminated. In either case, our revenues would decline.

If the marketplace significantly slows its migration from traditional data collection methods to Internet-based marketing research data collection, our growth may slow or cease altogether.

     The marketplace must continue to accept the Internet as a medium for collecting marketing research survey data and convert to Internet data collection methodologies in order for our business to grow at the rate that we anticipate. In addition, the success of our business depends on our ability to develop and market Internet survey solutions that achieve broad market acceptance and facilitate the transition from traditional data collection methods. If the marketplace slows its migration to Internet-based data collection products and services, we may have difficulty obtaining new clients and our revenues could decline.

If we are unable to manage and support our growth effectively, we may not be able to execute our business strategy successfully.

     We are rapidly expanding our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully expand our sales and marketing efforts in Europe we will be unable to address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities.

     We have grown our employee base substantially since February 2002. If our business continues to grow, we could be required to hire a significant number of additional employees in the United States and abroad. The recruiting, hiring, training and integration of a large number of employees throughout the world will place a significant strain on our management and operational resources. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.

     We are concentrating a significant portion of our operational capacity in our facility located in India and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in India or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and additional transitional costs.

If we are unable to achieve international growth of the Greenfield Online panel or to overcome other risks of international operations, we may be unable to conduct business on a global level.

     Expanding our business and the Greenfield Online panel to operate on a global level could pose the following risks to us:

•	more restrictive privacy laws;

•	difficulty in recruiting and managing employees in foreign countries;

•	aversion to U.S. companies or non-domestic companies in the regions where we plan to expand;

•	unexpected changes in regulatory requirements;

•	export controls relating to encryption technology;

•	currency exchange rate fluctuations;

•	problems collecting accounts receivable and longer collection periods;

•	potentially adverse tax consequences;

•	political instability; and

•	Internet access restrictions.

     Additionally, in the process of expanding our global operations, we may encounter more restrictive regulations and laws in Europe or elsewhere, especially laws related to privacy rights, that could inhibit our ability to expand the Greenfield Online panel.

We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.

     We have a substantial team of professionals in India who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. Recent elections in India have brought a new government into power. The economic liberalization policies that have been pursued by previous governments may not continue in the future, the rate of economic liberalization could change or new laws and policies affecting our business could be introduced. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, according to the National Foundation for American Policy, at least 36 states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

Potential acquisitions or investments in other companies may have a negative impact on our business and our stock price.

     As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise. The risks we may face should we acquire or invest in complementary businesses include:

•	difficulties with the integration and assimilation of the acquired business;

•	diversion of our management team’s attention from other business concerns;

•	availability of favorable acquisition or investment financing; and

•	loss of key employees of any acquired business.

     Acquisitions or investments may require us to expend significant amounts of cash. This would result in our inability to use those funds for other business purposes. Additionally, if we fund acquisitions through further issuances of our common stock, our stockholders will be diluted, which may cause the market price of our common stock to decline. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect the price of our common stock.

Our success depends on our ability to retain the current members of our senior management team and other key personnel.

     Our success depends to a significant extent on the continued services of our core senior management team of Dean A. Wiltse, our CEO; Robert E. Bies, our Executive Vice President and CFO; and Jonathan A. Flatow, our Vice President and General Counsel. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.

If we fail to continue to attract and retain project management professionals and other highly-skilled personnel, we may be unable to successfully execute our business strategy.

     Our business model is based and our success depends upon our ability to attract, retain and motivate highly-skilled project management professionals and other technical, managerial, marketing, sales and client support personnel throughout the world. Because competition to attract trained technical and project management personnel is intense in the marketing research data collection industry, we may experience difficulty attracting, integrating or retaining the number of qualified personnel needed to successfully implement our business strategy. If we are delayed in recruiting key employees, we may be forced to incur significant additional recruitment, compensation and relocation expenses. If we are unable to hire and retain such personnel in the future, we may not be able to operate our business as we do today or meet the needs of our clients.

We may be at a competitive disadvantage if we are unable to protect our proprietary rights or if we infringe on the proprietary rights of others, and related litigation could be time consuming and costly.

     Because we operate our business through websites and rely heavily on computer hardware and software, proprietary rights, particularly trade secrets and copyrights, are critical to our success and competitive position. The actions we take to protect our proprietary rights may be inadequate. In addition, effective copyright, trademark and trade secret protection may be unenforceable or limited in certain countries and, due to the global nature of the Internet, we may be unable to control the dissemination of our content and products and the use of our products and services. In addition, third-parties may claim that we have violated their intellectual property rights. For example, companies have recently brought claims against other Internet companies regarding alleged infringement of patent rights relating to methods of doing business over the Internet. To the extent that we violate a patent or other intellectual property right of another party, we may be prevented from operating our business as planned or may be required to pay damages, obtain a license, if available, for the use of the patent or other right to use a non-infringing method to accomplish our objectives.

     Our ability to execute our business strategy will suffer if a successful claim of infringement is brought against us and we are unable to introduce new trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis. Moreover, our general liability insurance may not be adequate to cover all or any of the costs incurred defending patent or trademark infringement claims, or to indemnify us for liability that may be imposed.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our stockholders’ ability to sell our common stock in the public market.

     In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future, include:

•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research projects; and

•	the development of products and services by our competitors.

     In addition, factors within our control, such as our capacity to deliver projects to our clients in a timely fashion, have caused our operating results to fluctuate in the past and may affect us similarly in the future.

     The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the fluctuations in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price of and demand for our common stock to fluctuate substantially, which may limit your ability to sell our common stock on the public market.

We might have difficulty obtaining additional capital, which could prevent us from achieving our business objectives. If we are successful in raising additional capital, it may have a dilutive effect on our stockholders.

     We may need to raise additional capital in the future to fund the expansion of the Greenfield Online panel and the marketing of our products and services, or to acquire or invest in complementary businesses, technologies or services. If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, promote our brand name, take advantage of business opportunities or respond to competitive pressures. Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock or debt securities convertible into common stock, our stockholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

Government regulations could limit our Internet activities or result in additional costs of doing business and conducting marketing research on the Internet.

     The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which took effect on January 1, 2004, imposes a series of new requirements on the use of commercial email messages and directs the FTC to issue new regulations that define relevant criteria and to enforce the Act. Among other things, one proposal being examined by the FTC is a federal “Do Not Email” registry. The CAN-SPAM Act and the regulations enforcing the Act may significantly impact the manner in which we recruit and communicate with our panelists. It may also expose us to potential liability or require us to change or abandon our webmaster affiliate program and other recruitment techniques. We may also need to develop technology or systems to comply with the Act’s requirements for honoring “opt-out” requests. Additionally, there are at least 36 state statutes that purport to regulate the distribution of commercial email. If we cannot comply with the requirements of the CAN-SPAM Act or these state statutes, we may need to cease operating portions of our business, which could reduce our revenues.

     The Internet Tax Freedom Act (the “ITFA”) that was originally passed in 1995 prohibited states or political subdivisions from (i) imposing taxes on Internet access and (ii) imposing multiple and discriminatory taxes on e-commerce. The ITFA expired on November 1, 2003 and has not been renewed. As a result of the expiration of the ITFA, states are no longer prohibited under federal law from imposing taxes that were covered by the ITFA. In the absence of a renewal of the ITFA, states may begin to impose taxes on Internet access, related charges and other e-commerce products and services. If one or more states impose such taxes in a manner that results in the taxation of Internet access providers, ourselves, our customers or other parties upon whom these parties or our panelists rely for access to the Internet or other products or services, our expenses may increase and it may become difficult to recruit and maintain our panelists or sell our products and services. Proposed legislation has been introduced in Congress to reinstate and broaden the ITFA. It is unclear whether or not this legislation will be enacted and, if so, the substance of its provisions.

     A number of states within the United States are participants in the Streamlined Sales Tax Project (the “SSTP”), which seeks to establish a uniform, nationwide state-based taxation system that requires remote sellers to administer and collect their respective sales taxes even though they do not maintain a presence within that state. If the SSTP is successful in implementing such a system, and if our products or services are subject to this system, our resulting tax, administrative and compliance burden will increase.

     Separately, countries belonging to the European Union (the “EU”) impose a value added tax (“VAT”) on the sale of goods and services, including digital goods and services. An EU Directive that took effect on July 1, 2003 requires businesses that sell digital goods and services from outside the EU to certain customers within the EU to collect, administer and remit the VAT. To the extent that our products or services are subject to the EU Directive, our resulting administrative and compliance burden will increase.

     In February 1999, the FCC issued a declaratory ruling interpreting the Telecommunications Act of 1996 to allow local exchange carriers to receive reciprocal compensation for traffic delivered to information service providers, particularly Internet service providers, on the basis that traffic bound for Internet service providers is largely interstate. As a result of this ruling, the costs of transmitting data over the Internet may increase. If this occurs, our tax liability and operating expenses may increase.

     In addition to those described above, we expect more stringent laws and regulations to be enacted both domestically and globally in the near future due to the increasing popularity and use of the Internet. Any new legislation or regulations or the application of existing laws and regulations to the Internet could limit our effectiveness in conducting Internet-based marketing research and increase our operating expenses. In addition, the application of existing laws to the Internet could expose us to substantial liability for which we might not be indemnified by content providers or other third-parties. Existing laws and regulations currently address, and new laws and regulations and industry self-regulatory initiatives are likely to address, a variety of issues that could have a direct impact on our business, including:

•	user privacy and expression;

•	the rights and safety of children;

•	intellectual property;

•	information security;

•	anti-competitive practices;

•	the convergence of offline channels with Internet commerce; and

•	taxation and pricing.

Current laws that explicitly apply to the Internet have not yet been interpreted by the U.S. courts and their applicability and scope are not yet defined. Any new laws or regulations relating to the Internet could have an impact on the growth of the Internet and, as a result, might limit our ability to administer our surveys and provide our products and services.

The legislation authorizing the creation and enforcement of the federal Do Not Call registry may be declared unconstitutional by the U.S. Supreme Court and, as a result, the migration of data collection from traditional methods to the Internet may take longer than we currently anticipate.

     On February 17, 2004, the 10th Circuit Court of Appeals reversed a decision by the U.S. District Court for the District of Colorado, which had held that the federal Do Not Call registry maintained and enforced by the FTC and the FCC constituted unconstitutional abridgements of free speech rights guaranteed under the First Amendment of the U.S. Constitution. At least one telemarketing group has publicly indicated that it will appeal this decision. Should the U.S. Supreme Court hold that the Do Not Call registry violates First Amendment rights to free speech, telephone survey cooperation rates may increase and the migration from traditional methods of data collection such as the telephone to the Internet may slow or stabilize. This may slow or stabilize the demand for our products and services.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” beginning on page 18 and in our prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act, including, among other things:

•	the acceptance of our Internet-based marketing research data collection products and services by existing and potential clients;

•	our ability to maintain and expand the Greenfield Online panel both domestically and internationally;

•	our ability to market our Internet survey solutions;

•	our ability to continue to develop and improve our technology infrastructure;

•	significant increases in competitive pressures in the marketing research data collection industry;

•	our ability to attract and retain experienced project management professionals;

•	the effect that the Do Not Call registry and other regulations may have on the adoption of Internet-based marketing research data collection;

•	the growth of Internet penetration outside the United States;

•	our ability to expand internationally; and

•	our ability to identify, consummate and integrate potential acquisition targets.

     These risks are not exhaustive. Other sections of this report on 10-Q include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     We operate primarily in the United States. However, we have recently expanded internationally and are exposed to certain market risks arising from transactions that in the normal course of business include fluctuations in interest rates and currency exchange rates. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.

Item 4: Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

     We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2004 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c) During the quarter ended June 30, 2004, we granted options for the purchase of 178,574 shares of our common stock at an exercise price of $17.64 per share. The options vest 25% on the anniversary of the date of the grant and 12.5% on each six-month anniversary thereafter. These grants were deemed exempt from registration under the Securities Act in reliance Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

     (d) On July 15, 2004, our registration statement on Form S-1 (Registration No. 333-114391) was declared effective for our initial public offering, pursuant to which we registered 5,000,000 shares of common stock to be sold by us (4,000,000 shares) and certain of our shareholders (1,000,000 shares). An additional 750,000 shares belonging to our shareholders were subject to the underwriters’ over-allotment option. The stock was offered at $13.00 per share or an aggregate of $52,000,000 for us, and $13,000,000 for the selling stockholders. Our common stock commenced trading on July 16, 2004. The offering closed on July 21, 2004 after the sale of all securities registered, including the underwriters’ over-allotment, and as a result, we received net proceeds of approximately $34.6 million (after underwriters’ discounts or $3.6 million, the mandatory $9.5 million conversion and dividend payment of Series B Convertible Participating Preferred Stock, the $2.1 million mandatory redemption of Series C-2 Redeemable Non-Voting Preferred Stock and expenses of approximately $2.2 million). The selling shareholders received net proceeds of approximately $21 million (after underwriters’ discounts of approximately $1.6 million), including the sale of the over-allotment shares. The underwriters of the offering were Lehman Brothers Inc., Friedman, Billings, Ramsey & Co., Inc. and Piper Jaffray & Co. No offering expenses were paid directly or indirectly to our directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.

     We intend to use the net proceeds for working capital and general corporate purposes, including potential acquisitions. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment-grade securities.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description of Exhibits
10.37	Sixth Loan Modification Agreement dated July 15, 2004 to Accounts Receivable Financing Agreement, dated August 9, 2001, by and between Silicon Valley Bank and Greenfield Online, Inc. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

(b)	Reports on Form 8-K.

          None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.

By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and Chief Financial Officer

Dated: August 27, 2004