Form 10-Q
period 2004-09-30
GREENFIELD ONLINE INC
filed 2004-11-04
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50698

GREENFIELD ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1440369 (I.R.S. Employer Identification No.)

21 River Road, Wilton, CT 06897
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 834-8585

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of November 1, 2004 was 16,471,435 shares.

GREENFIELD ONLINE, INC.

FORM 10-Q

Page
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	2
Unaudited Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’Equity (Deficit) for the nine months ended September 30, 2004	3
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4
Unaudited Notes to Consolidated Financial Statements	5
Item 2.Management’s Discussion and Analysis of Financial Condition and Result of Operations	14
Item 3.Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	29
Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures	31
AMENDMENT NO.7 TO ACCOUNTS RECEIVABLE FINANCING AGREEMENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

GREENFIELD ONLINE, INC.

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$38,431	$3,721
Accounts receivable trade (net of allowances of $238 and $219 at September 30, 2004 and December 31, 2003, respectively)	8,403	4,234
Prepaid expenses and other current assets	1,467	498

Total current assets	48,301	8,453
Property and equipment, net	3,872	2,420
Other intangible assets, net	262	311
Security deposits	873	745
Other long term assets	34	—

Total assets	$53,342	$11,929

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,538	$1,563
Accrued expenses and other current liabilities	4,417	4,579
Current portion of capital lease obligations	1,120	874
Deferred revenues	371	394

Total current liabilities	8,446	7,410
Long-term debt	—	—
Capital lease obligations	914	705
Other long-term liabilities	23	84
Series C-2 redeemable preferred stock (aggregate liquidation preference of none and $2,053 at September 30, 2004 and December 31, 2003, respectively)	—	943

Total liabilities	9,383	9,142

Series B convertible preferred stock; par value $0.0001 per share; 30,211,595 shares authorized, issued and outstanding as of December 31, 2003; zero authorized, issued and outstanding as of September 30, 2004	—	9,114
Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock; par value $0.0001 per share; 40,874,511 shares authorized; zero and 40,874,511 shares issued and outstanding (aggregate liquidation preference of none and $5,953) as of September 30, 2004 and December 31, 2003, respectively	—	4
Series C-1 convertible preferred stock; par value $0.0001 per share; zero and 74,627,182 shares authorized, issued and outstanding (aggregate liquidation preference of none and $9,127) as of September 30, 2004 and December 31, 2003, respectively)	—	7
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 16,471,435 and 2,054,485 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2	—
Additional paid-in capital	128,186	82,440
Accumulated deficit	(81,094)	(84,389)
Unearned stock-based compensation	(3,004)	(4,258)
Treasury stock, at cost; Common stock – 9,643 and zero shares at September 30, 2004 and December 31, 2003, respectively	(131)	—
Note receivable from stockholder	—	(131)

Total stockholders’ equity (deficit)	43,959	(6,327)

Total liabilities, temporary equity and stockholders’ equity (deficit)	$53,342	$11,929

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$12,015	$7,048	$30,867	$17,587
Cost of revenues (including stock-based compensation of $50 and $4, respectively for the three months ended September 30, 2004 and 2003, and $156 and $13, respectively for the nine months ended September 30, 2004 and 2003 and excluding depreciation shown below)	2,515	2,574	7,508	6,061

Gross profit	9,500	4,474	23,359	11,526

Operating expenses:
Selling, general and administrative (including stock-based compensation of $200 and $273, respectively for the three months ended September 30, 2004 and 2003, and $942 and $817, respectively for the nine months ended September 30, 2004 and 2003)	5,884	3,237	15,247	8,126
Panel acquisition expenses	599	311	1,771	1,058
Depreciation and amortization	388	279	851	812
Research and development	308	167	789	451

Total operating expenses	7,179	3,994	18,658	10,447

Operating income	2,321	480	4,701	1,079

Other income (expense):
Interest income (expense), net	36	(99)	(94)	(338)
Related party interest expense, net	(1,053)	(29)	(1,093)	(27)
Other income (expense), net	(10)	—	(26)	600

Total other income (expense)	(1,027)	(128)	(1,213)	235

Income before income taxes	1,294	352	3,488	1,314
Provision for income taxes	51	17	193	80

Net income	1,243	335	3,295	1,234
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	—	(63)
Charge to common stockholders for Series B convertible preferred stock	(28,054)	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	(46)	(168)	(382)	(504)
Income allocable to participating preferred securities	(131)	(139)	(1,564)	(556)

Net income (loss) available to common stockholders	$(26,988)	$28	$(26,705)	$111

Net income (loss) per share available to common stockholders:
Basic	$(1.91)	$0.01	$(4.39)	$0.05

Diluted	$(1.91)	$0.01	$(4.39)	$0.05

Weighted average shares outstanding:
Basic	14,145	2,054	6,084	2,054

Diluted	14,969	2,439	6,799	2,263

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Series A		Series C-1
	Convertible		Convertible					Note
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Receivable From
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Officer
Balance at December 31, 2003	40,875	$4	74,627	$7	2,054	$—	$82,440	$(131)
Nine Months ended September 30, 2004:
Net income for the period
Repossession of shares in payment of note receivable from officer	(58)				(5)		(38)	131
Cumulative dividends on Series B convertible preferred stock							(382)
Exercise of stock options.							3
Stock option forfeitures							(156)
Conversion of preferred shares into common at initial public offering	(40,817)	(4)	(74,627)	(7)	10,422	2	9
Issuance of shares pursuant to the initial public offering					4,000	—	46,310
Amortization of unearned stock based compensation

Balance at September 30, 2004	—	$—	—	$—	16,471	$2	$128,186	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock
	Series A Preferred		Common Stock		Unearned Stock Based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2003	—	$—	—	$—	$(4,258)	$(84,389)	$(6,327)
Nine Months ended September 30, 2004:
Net income for the period						3,295	3,295
Repossession of shares in payment of note receivable from officer	58	(56)	5	(75)			(38)
Cumulative dividends on Series B convertible preferred stock							(382)
Exercise of stock options.							3
Stock option forfeitures					156		—
Conversion of preferred shares into common at initial public offering	(58)	56	4	(56)			—
Issuance of shares pursuant to the initial public offering							46,310
Amortization of unearned stock based compensation					1,098		1,098

Balance at September 30, 2004	—	$—	9	$(131)	$(3,004)	$(81,094)	$43,959

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,295	$1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126	1,016
Amortization of contract asset	17	150
Amortization of stock based compensation	1,098	830
Non-cash interest expense	1,093	27
Loss on sale of property and equipment	1	—
Gain on sale of Custom Research Business	—	(600)
Provision for doubtful accounts and other sales allowances	60	(6)
Changes in assets and liabilities, net:
Accounts receivable	(4,229)	(1,087)
Deferred project costs	(74)	28
Other current assets	(806)	(602)
Security deposits	(256)	65
Other assets	(34)	—
Accounts payable	975	72
Accrued expenses and other current liabilities	(162)	1,477
Deferred project revenues	(23)	5

Net cash provided by operating activities	2,081	2,609

Cash flows from investing activities:
Proceeds from sale of Custom Research Business	—	600
Proceeds from sale of property and equipment	2	—
Additions to property and equipment and intangibles	(1,180)	(259)

Net cash provided by (used in) investing activities	(1,178)	341

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,000	—
Repayments under credit facility	(1,000)	(1,216)
Other long-term liabilities	(61)	(243)
Proceeds of options exercised	3	1
Proceeds from subscriptions receivable from management	—	2
Net proceeds from initial public offering	46,310	—
Payment of Series C-2 liquidation preference	(2,052)	—
Payment of Series B dividend liquidation preference	(9,496)	—
Principal payments under capital lease obligations	(897)	(616)

Net cash provided by (used in) financing activities	33,807	(2,072)

Net increase in cash and cash equivalents	34,710	878
Cash restricted cash and cash equivalents at beginning of the period	3,721	1,864

Cash restricted cash and cash equivalents at end of the period	$38,431	$2,742

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$219	$365
Income taxes	251	28
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$1,352	$75
Repossession of shares in payment of note receivable from officer	169	—
Cumulative dividends on Series B convertible preferred stock	382	505
Accretion of Series C-2 redeemable preferred stock dividends	—	63

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —Basis of Presentation:

Basis of Presentation

     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission, all significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”) for the year ended December 31, 2003, which include unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and 2003.

Reverse Stock Split and Initial Public Offering

     These consolidated financial statements give effect to a reverse one-for-14 split of our outstanding common stock that was effected on July 7, 2004. In July 2004, we completed the initial public offering of our common stock at a public offering price of $13.00 per share, including the sale of 4 million shares by us and 1.75 million shares by certain selling stockholders. All shares of our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), were redeemed and all outstanding shares of the remaining series of Preferred Stock were converted into shares of our common stock on a one-for-14 basis. Net proceeds to us from the initial public offering totaled approximately $34.8 million, after payment of underwriters’ commissions of $3.6 million, the mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Convertible Participating Preferred Stock, par value $0.0001 (“Series B”), the mandatory redemption of all outstanding shares of our Series C-2 for approximately $2.1 million and costs associated with the initial public offering amounting to approximately $2.1 million. The remaining proceeds will be utilized for working capital and other general corporate purposes, including potential acquisitions.

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

Note 2 — Summary of Significant Accounting Policies:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our recently filed prospectus filed on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act in the notes to our consolidated financial statements for the year ended December 31, 2003, and have not materially changed.

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. Unclaimed incentives historically have represented less than 10% of total incentives incurred, however, for the three and nine months ended September 30, 2004, unclaimed incentives represented approximately 22% and 12%, respectively, of total incentives incurred. This increase in the percentage of unclaimed incentives is due primarily to the shift in our incentive program away from cash payments to a program emphasizing prize-based incentives, which we instituted in April 2004. As a result of this shift, the amount of unclaimed incentives resulting from our historically cash-based program has increased relative to the diminishing amount of cash incentives we award. The amount of unclaimed incentives is representative of unclaimed incentives experienced in prior periods, but fluctuations in the amount of unclaimed incentives may affect our results of operations in future periods.

     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. Two customers under common control accounted for more than 10% of our net sales. GfK-Custom Research, Inc. and GfK-ARBOR, LLC, on a combined basis, accounted for approximately 13% and 15%, respectively of our net sales for each of the three and nine months ended September 30, 2004.

     Stock-Based Compensation. We have awarded certain stock option and warrant grants in which the fair value of our underlying stock on the date of grant exceeded the exercise price. As a result, we have recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, we have amortized $1.1 million and $830,000 of stock based compensation expense in the statement of operations for the nine months ended September 30, 2004 and 2003, respectively, related to these option grants. Stock-based compensation cost for the nine months ended September 30, 2004 totaled $1.1 million, including compensation cost of zero related to the notes receivable from stockholder. Stock-based compensation expense for the nine months ended September 30, 2003 totaled $830,000, including compensation cost of $48,000 related to the notes receivable from stockholders. In connection with options forfeited during the nine months ended September 30, 2004, we wrote-off $156,000 of unearned stock-based compensation as a reduction of additional paid-in capital.

     We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), for such awards. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro-forma income (loss) and income (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported	$1,243	$335	$3,295	$1,234
Add: Stock-based employee compensation expense included in net income as recorded	251	277	1,098	830
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,888)	(763)	(3,099)	(2,729)

Pro forma net income (loss)	(394)	(151)	1,294	(665)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	—	(63)
Charge to common stockholders for Series B convertible preferred stock	(28,054)	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	(46)	(168)	(382)	(504)
Income allocable to participating preferred securities	—	—	(1,129)	—

Pro forma net loss available to common stockholders	$(28,494)	$(319)	$(28,271)	$(1,232)

Net income (loss) per share as reported:
Basic	$(1.91)	$0.01	$(4.39)	$0.05
Diluted	$(1.91)	$0.01	$(4.39)	$0.05
Pro forma loss per share:
Basic	$(2.01)	$(0.16)	$(4.65)	$(0.60)
Diluted	$(2.01)	$(0.16)	$(4.65)	$(0.60)

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

     Contemporaneously with the execution of the Asset Purchase Agreement, we entered into an Alliance, License and Supply Agreement (the “Alliance Agreement”) with Taylor Nelson Sofres Intersearch (“TNSI”), an affiliate of TNSO, originally scheduled to expire on January 30, 2007. During the term of the Alliance Agreement, TNSI was required to allow us to service substantially all of its U.S.-based custom marketing research and Internet sample requirements, with a contractual minimum of $200,000 per month of qualifying revenue (as defined in the Alliance Agreement) from purchases of sample and other services in the first year, increasing to a minimum of $300,000 per month in the second year, for a total of $5.4 million in guaranteed payments over the first two years. The Alliance Agreement also specified that no payments would be made for the first three months’ services in 2002. Because we were required to provide the services, we treated $600,000 of the cash received upon sale of the Custom Research Business as an advance deposit on the first three months of services under the Alliance Agreement. Accordingly, we viewed the total contractual payments for the Alliance Agreement to be approximately $6.0 million. In December 2003, the minimum purchases, as required under the Alliance Agreement, were satisfied by TNSI.

     We determined that the two agreements with TNSO and TNSI constituted a multiple element arrangement in which the stipulated proceeds from the sale, and the stipulated guaranteed payments in the Alliance Agreement, are required to be allocated between the sale transaction and the Alliance Agreement. We obtained an independent valuation of the Custom Research Business sold and the Alliance Agreement. We also compared the pricing in the Alliance Agreement to that of similarly situated customers using the guidance in EITF 00-21. In determining the most appropriate allocation of fair value, we weighted most significantly the value of our research services sold separately to these customers based upon the fact that our prices for services to third parties are more objective and verifiable than estimating the value of the business disposed of. Accordingly, at the time, we determined that the fair value of the future services amounted to approximately $5.6 million. The $400,000 difference between the contractual amount of $6.0 million and the fair value of the services of $5.6 million was recorded as a contract asset upon sale of the Custom Research Business and the simultaneous signing of the Alliance Agreement. This asset was amortized against revenue on a straight-line basis, which is substantially similar to the pattern in which the services were provided. Therefore, $17,000 and $150,000 was amortized during the nine months ended September 30, 2004 and 2003, respectively. We recorded a pre-tax gain on the sale of the Custom Research Business in the amount of $1.5 million and $600,000 in year ended December 31, 2002 and 2003, respectively, as a result of this transaction. The $600,000 gain was recorded in 2003, when the associated contingencies lapsed and the cash was received, which is included in “other income (expense)” in the accompanying statement of operations.

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

Note 4 — Prepaid expenses and other current assets:

     Prepaid expenses and other current assets consisted of the following at September 30, 2004 and December 31, 2003 ($ in thousands):

	September 30,	December 31,
	2004	2003
Prepaid expenses	$598	$350
Prepaid insurance	533	5
Other non-trade receivables	11	28
Deferred project costs	143	68
Contract asset (Note 3)	—	17
Other	182	30

	$1,467	$498

     In an effort to manage the additional risks of being a public company, we increased our insurance coverage, contemporaneously with the completion of the initial public offering.

Note 5 — Property and Equipment, net:

     Property and equipment, net consisted of the following at September 30, 2004 and December 31, 2003 ($ in thousands):

	Estimated
	Useful	September 30,	December 31,
	Life-Years	2004	2003
Computer and data processing equipment	3 - 5	$6,740	$5,423
Leasehold improvements	2 - 7 *	1,426	1,366
Furniture and fixtures	7	1,485	1,097
Telephone system	5	813	281
Automobiles	4	88	88

		10,552	8,255
Less: Accumulated depreciation		(6,680)	(5,835)

Property and equipment, net		$3,872	$2,420

* Lesser of the estimated life of the asset or the life of the underlying lease.

     Depreciation expense amounted to $851,000 and $746,000 for the nine months ended September 30, 2004 and 2003, respectively, including amounts recorded under capital leases.

     Included in property and equipment above are assets acquired under capital leases, which are summarized below at September 30, 2004 and December 31, 2003 ($ in thousands):

	September 30,	December 31,
	2004	2003
Computer and data processing equipment	$3,861	$3,030
Furniture and fixtures	947	947
Telephone system	762	241
Automobile	58	58

	5,628	4,276
Accumulated depreciation	(3,509)	(3,024)

Assets under capital leases, net	$2,119	$1,252

Note 6 — Other intangible assets, net:

     Other intangible assets consists of the following at September 30, 2004 and December 31, 2003 ($ in thousands):

	Estimated
	Useful	September 30,	December 31,
	Life-Years	2004	2003
Internal use software	2	$2,273	$2,047
Panel members (fully amortized at December 31, 2003)*	4	712	712

		2,985	2,759
Less: Accumulated amortization		(2,723)	(2,448)

Other intangible assets, net		$262	$311

* Asset recorded in connection with the “Management Buyout” in 1999

     Amortization of internal use software amounted to $275,000 and $204,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in cost of revenues in the accompanying statement of operations. Amortization of other intangible assets (excluding internal use software) amounted to zero and $66,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 7 — Accrued expenses and other current liabilities:

     Accrued expenses and other current liabilities consisted of the following at September 30, 2004 and December 31, 2003 ($ in thousands):

	September 30,	December 31,
	2004	2003
Accrued payroll and commissions	$1,376	$1,499
Panelist incentives	835	1,118
Accrued panel costs	674	214
Other	1,532	1,748

	$4,417	$4,579

     For the nine months ended September 30, 2004 and 2003, we reversed panelist incentives accrual of $243,000 and $191,000, respectively, for the expirations of the incentives.

     We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we pay MSN for network traffic routed to our website where participants respond to our surveys. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $111,000 and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenues, amounted to $633,000 and $21,000, respectively for the nine months ended September 30, 2004 and 2003.

Note 8 — Related Parties:

Notes receivable from Stockholder

     In May 1999, Hugh O. Davis, one of our executive officers, borrowed $75,000 from us in order to purchase shares of our common stock. In connection with the loan, Mr. Davis executed and delivered to us (i) a promissory note maturing on May 17, 2004 in the principal amount of $75,000, with a compounding annual interest rate of 5.3% and (ii) a pledge agreement under which he pledged as collateral for the loan all of his shares of our stock and any cash or securities received in respect of such securities. In connection with our sale of stock to Greenfield Holdings and other existing stockholders in March 2001, Mr. Davis borrowed an additional $56,000 from us in order to purchase securities from Greenfield Holdings (which securities were later exchanged for shares of our Series A Preferred Stock in connection with our recapitalization in December 2002). In connection with the second loan, (i) Mr. Davis executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $56,000 with a compounding annual interest rate of 8% and (ii) the pledge agreement was amended to include the additional securities acquired by Mr. Davis as collateral for the loans. Mr. Davis failed to repay the notes on May 17, 2004. We provided Mr. Davis with a notice of default and, on May 23, 2004, we repossessed a portion of the shares pledged as collateral pursuant to the pledge agreement with a value equal to the amounts due under the notes, including interest thereon. The repossession of the shares was recorded as treasury stock, offsetting the note receivable from stockholder. Since March 2001, we have not modified the terms of these arrangements with Mr. Davis.

Note 9 — Revolving Credit Facility:

     We have a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1,875,000 at September 30, 2004 and December 31, 2003 based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”). The SVB Credit Facility bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility is collateralized by our general assets, matures on August 22, 2005 and is subject to a covenant, which requires us to achieve certain performance targets each quarter that the SVB Credit Facility is outstanding. Although we had outstanding borrowings during each period, we did not have an outstanding balance at September 30, 2004 or December 31, 2003. In addition, we incurred interest expense in the amount of $82,000 and $103,000, respectively, for each of the nine months ended September 30, 2004 and 2003 associated with the SVB Credit Facility.

     On July 15, 2004, we amended the SVB Credit Facility to allow us to maintain our primary depository account outside of SVB until October 15, 2004. On October 15, 2004, we further amended the SVB Credit Facility to convert our previously monthly-based performance covenants to quarterly-based covenants, and to allow us to maintain our primary depository account outside of SVB until December 31, 2004, when a portion of our excess funds will be deposited with SVB, the amount of which will later be determined between us and SVB. Prior to these amendments, we were required to maintain our primary depository account with SVB. Upon the completion of our initial public offering, we deposited the net proceeds in a cash management account maintained outside of SVB.

Note 10 — Earnings per share:

     Net income (loss) per share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. Due to the participation features of our Series A, Series B and Series C-1 Preferred Stock, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock noted above has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of 12,000 and 24,000, respectively for the three months ended September 30, 2004 and 2003 and 9,000 and 24,000, respectively for the nine months ended September 30, 2004 and 2003 were excluded from the computation of diluted earnings per share as they would be anti-dilutive. Net loss available to common stockholders for the three and nine months ended September 30, 2004 includes a $28.1 million charge to common stockholders related to the liquidation preference of our Series B. This charge for the liquidation preference reflects the difference between the carrying value of the Series B and the value received by the Series B stockholders when the Series B was converted to common stock at the initial public offering.

     The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	14,145	2,054	6,084	2,054
Dilutive effect of stock option grants	795	249	686	209
Dilutive effect of warrants	29	136	29	—

Diluted number of common and potential common shares outstanding	14,969	2,439	6,799	2,263

Note 11 — Preferred Stock:

     Immediately prior to the initial public offering, the Company had four classes of preferred stock issued and outstanding. The Series A Convertible Participating Preferred Stock (“Series A”), the Series B Convertible Preferred Stock (“Series B”), the Series C-1 Convertible Participating Preferred Stock (“Series C-1”), and the Series C-2 Redeemable Non-Voting Preferred Stock (“Series C-2”). In July 2004, upon completion of the initial public offering the Series A converted into 2,915,559 shares of common stock; the shares of Series B were redeemed for a combination of cash and common stock. In accordance with EITF topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, $28.1 million was recognized as a charge against income available to common shareholders, representing the excess of the fair value of the consideration given to extinguish the Series B preferred shares (cash and common stock) over the carrying value (plus accrued and unpaid dividends) of the preferred shares at the date of redemption; the Series C-1 was converted into 5,330,526 shares of common stock; and the Series C-2 was redeemed for approximately $2.1 million.

Note 12 — Commitments and Contingencies:

Legal Contingencies:

     From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

NOTE 13 — Subsequent Events:

     OpinionSurveys.com Panel Acquisition. On October 21 2004, we completed the purchase of certain Internet-based survey panel assets from The Dohring Company (“Dohring”) for a total purchase price of $3.0 million in cash. The assets we acquired in this acquisition include the complete OpinionSurveys.com panel, certain profile information contained in its database, title to the domain names “OpinionSurveys.com” and “OpinionSurvey.com,” as well as certain intellectual property associated with the OpinionSurveys.com panel. The acquisition was effected pursuant to an Asset Purchase Agreement by and among us, Dohring and Doug C. Dohring dated as of August 18, 2004.

     Amendment to SVB Credit Facility. In July 2004, the Company amended the SVB Credit Facility to allow the Company to maintain its primary depositary account outside of SVB until October 15, 2004. On October 15, 2004, the Company further amended the SVB Credit Facility to convert its previously monthly-based performance covenants to quarterly-based covenants, and to allow the Company to maintain its primary depositary account outside of SVB until December 31, 2004, when a portion of our excess funds will be deposited with SVB, the amount of which will later be determined between the Company and SVB.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission on July 16, 2004 pursuant to Rule 424(b)(4) of the Securities Act and in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.”

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

     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our final prospectus filed with the SEC on July 16, 2004 pursuant to Rule 424(b)(4). There have been no material changes during the nine months ended September 30, 2004.

Results of Operations

Quarter Ended September 30, 2004 Versus Quarter Ended September 30, 2003
Nine Months Ended September 30, 2004 Versus Nine Months Ended September 30, 2003

     Net Revenues. Net revenues for the three months ended September 30, 2004 were $12.0 million, compared to $7.0 million for the three months ended September 30, 2003, an increase of $5.0 million, or 70.5%. Net revenues for the nine months ended September 30, 2004 were $30.9 million, compared to $17.6 million for the nine months ended September 30, 2003, an increase of $13.3 million, or 75.5%. Net revenues increased due to an increase in the number of survey projects completed. This increase was seen primarily in the full-service and sample-only solutions and, to a lesser extent, in tracking studies. In addition, increased demand for our services was driven by market factors, including the need for customers to improve profitability by using less costly Internet-based marketing research data and the impact of the Do Not Call registry on marketing research firms, which had previously relied heavily on telephone-based data collection methods. We believe that the revenue growth from our Internet survey solutions will continue to be strong in the remainder of 2004, although sequential quarterly year over year growth rates may decline.

     Gross Profit. Gross profit for the three months ended September 30, 2004 was $9.5 million, compared to $4.5 million for the three months ended September 30, 2003, an increase of $5.0 million, or 112.3%. Gross profit for the three months ended September 30, 2004 was 79.1% of net revenues, compared to 63.5% for the three months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 was $23.4 million, compared to $11.5 million for the nine months ended September 30, 2003, an increase of $11.8 million, or 102.7%. Gross profit for the nine months ended September 30, 2004 was 75.7% of net revenues, compared to 65.5% for the nine months ended September 30, 2003. Due to the more productive use of panelist incentives as a result of a shift from cash incentive payments to a prized-based program, the gross margin was positively impacted by approximately 11.5 percentage points for the three months ended September 30, 2004 and by approximately 5.5 percentage points for the nine months ended September 30, 2004. Additionally, gross margin increased due primarily to a decline in costs related to direct project personnel as a result of our India expansion, whereby we moved a significant portion of survey production and data processing to our India facility during 2003. The shift to our India facility positively impacted our gross margin by approximately 4.4 percentage points for the three months ended September 30, 2004 and by approximately 5.2 percentage points for the nine months ended September 30, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 were $5.9 million, compared to $3.2 million for the three months ended September 30, 2003, an increase of $2.7 million, or 81.8%. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $15.2 million, compared to $8.1 million for the nine months ended September 30, 2003, an increase of $7.1 million, or 87.6%. Selling expenses, primarily personnel costs and related commissions, increased approximately $350,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2004 as a result of hiring new sales and sales-support personnel in order to better promote our products and services. Personnel costs associated with selling, general and administrative expenses increased approximately $787,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2004 as a result of hiring senior executives in panel and marketing management, staffing required in finance and administration to operate as a public company and the addition of personnel in panel and administration in our operations in India. Advertising and promotion increased approximately $240,000 and $630,000, respectively, in the three and nine months ended September 30, 2004 as we increased our spending in direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials. General and administrative expenses, excluding personnel costs, increased approximately $1.3 million and $2.8 million, respectively, in the three and nine months ended September 30, 2004 primarily as a result of public company expenses, recruitment fees for personnel additions, office expansion in India, Europe and Canada, as well as other professional fees incurred to support our revenue growth and international expansion. Selling, general and administrative expenses as a percentage of net revenues increased to 49.0% for the three months ended September 30, 2004 from 45.9% of the net revenue for the three months ended September 30, 2003, and increased to 49.4% for the nine months ended September 30, 2004 from 46.2% of net revenue for the nine months ended September 30, 2003. We expect selling, general and administrative expenses to remain relatively consistent as a percentage of revenues during the remainder of 2004 and expect it to decline as a percentage of revenues through 2005, as we realize the benefit of low incremental variable costs associated with future revenue growth.

     Panel Acquisition Expenses. Panel acquisition expenses were $599,000 for the three months ended September 30, 2004, compared to $311,000 for the three months ended September 30, 2003, an increase of $288,000, or 92.6%. Panel acquisition expenses were $1.8 million for the nine months ended September 30, 2004, compared to $1.1 million for the nine months ended September 30, 2003, an increase of $713,000, or 67.4%. Panel acquisition expenses increased as a result of our continuing efforts to expand and diversify our panel, primarily in Europe and Canada, where we incurred approximately $277,000 and $722,000 of additional panel acquisition costs for the three and nine months ended September 30, 2004, respectively. Our panel recruiting through MSN has declined significantly in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, primarily as a result of our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting through MSN.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2004 were $388,000, compared to $279,000 for the three months ended September 30, 2003, an increase of $109,000, or 39.1%. Depreciation and amortization expenses for the nine months ended September 30, 2004 were $851,000, compared to $812,000 for the nine months ended September 30, 2003, an increase of $39,000, or 4.8%. This increase in depreciation and amortization expense occurred as a result of the 2004 capital expenditure plan associated with retooling our infrastructure, as well as the build out of our India facility.

     Interest Income (Expense), Net. Net interest income for the three months ended September 30, 2004 was $36,000, compared to net interest expense of $99,000 for the three months ended September 30, 2003. Net interest expense for the nine months ended September 30, 2004 was $94,000, compared to $338,000 for the nine months ended September 30, 2003, a decrease of $244,000, or 72.2%. The decreases in interest expense were due primarily to lower debt levels outstanding during the 2004 period as well as interest earned on invested proceeds from our initial public offering.

     Related Party Interest Expense, Net. Related party interest expense for the three months ended September 30, 2004 was $1.1 million, compared to related party interest expense of $29,000 for the three months ended September 30, 2003. Related party interest expense for the nine months ended September 30, 2004 was $1.1 million, compared to related party interest expense of $27,000 for the nine months ended September 30, 2003. The increase in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.

     Other Income (Expense), Net. Other expense for the three months ended September 30, 2004 was $10,000, compared to zero for the three months ended September 30, 2003. Other expense for the nine months ended September 30, 2004 was $26,000, compared to other income of $600,000 for the nine months ended September 30, 2003. Other expense for the three and nine months ended September 30, 2004 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada. Other income for the nine months ended September 30, 2003 related to the contingent gain on the sale of our Custom Research Business, which was completed in January 2002. The contingent gain could not be recognized until January 2003, when certain conditions were met and the cash was collected. For a further discussion of the sale of our Custom Research Business, see Note 3 to our consolidated financial statements, included elsewhere in this quarterly report.

     Provision for Income Taxes. We recorded an income tax provision for the three and nine months ended September 30, 2004 of $51,000 and $193,000, respectively, compared to $17,000 and $80,000, respectively, for the three and nine months ended September 30, 2003. Our effective tax rate was 3.9% and 5.5%, respectively, for the three and nine months ended September 30, 2004, compared to 4.8% and 6.1%, respectively, for the three and nine months ended September 30, 2003. The tax provision was primarily related to federal and state taxes that could not be offset by net operating loss carry-forwards. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). At September 30, 2004 and December 31, 2003, the valuation allowance fully offset the gross deferred tax asset. Because we were in a cumulative loss position for the three year period ending September 30, 2004, we do not believe there is sufficient evidence to release any of our valuation allowance as of September 30, 2004, however, we will continue to reassess our need for a valuation allowance in the fourth quarter and in 2005. As a result of this reassessment, we may reduce our valuation allowance when we believe we are more likely than not to realize such deferred tax assets.

     Net Income. Our net income for the three and nine months ended September 30, 2004 was $1.2 million and $3.3 million, respectively, compared to $335,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2003. The increase in net income was primarily the result of increased revenues partially offset by increased selling, general and administrative expenses and panel acquisition expenses, and acceleration of the unamortized debt discount on our Series C-2 as more fully described above. Net income per common share includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net loss available to common stockholders for the three and nine months ended September 30, 2004 includes a $28.1 million charge to common stockholders related to our Series B Convertible Participating Preferred Stock (“Series B”) liquidation preference, which arose as a result of our initial public offering. Net loss available to common stockholders for the three and nine months ended September 30, 2004 was $1.91 and $4.39, respectively, for basic and diluted, as compared to net income per share of $0.01 and $0.05, respectively, for basic and diluted for the three and nine months ended September 30, 2003. Excluding the $28.1 million charge for our Series B liquidation preference, net income available to common stockholders would have been $1.1 million and $1.4 million, respectively, for the three and nine months ended September 30, 2004 and net income per common share would have been $0.08 and $0.22, respectively, for basic and $0.07 and $0.20, respectively, for diluted for the three and nine months ended September 30, 2004.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed our initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B, a mandatory redemption of all outstanding shares of our Series C-2 for approximately $2.1 million and costs associated with our initial public offering of shares of our common stock amounting to approximately $2.1 million. At September 30, 2004, we had approximately $38.4 million in cash and cash equivalents on hand.

     Cash provided by operations for the nine months ended September 30, 2004 was $2.1 million, compared to $2.6 million for the nine months ended September 30, 2003. The decrease in cash flow from operations in the 2004 period was primarily attributable to an increase in our accounts receivable days sales outstanding, which was primarily due to our largest client in 2003, TNSI, moving from terms which required prepayment for services in 2003 to standard commercial terms in 2004. For the three months ended September 30, 2003, TNSI represented 14% of total revenues with effectively zero days sales outstanding. Days sales outstanding was further affected by the growth of our revenues associated with tracking studies, in which we collect data monthly over the course of a year. We generally recognize revenue from our tracking studies on a monthly basis as the data is collected, but invoice our customers on a quarterly basis. This effectively increases our days sales outstanding for our tracking studies as compared to our other survey solutions. Cash provided by operations was further decreased due to the net reduction in accounts payable, accrued expenses and other current liabilities. These decreases were significantly, but not completely, offset by our increased profitability.

     Cash used by investing activities was $1.2 million for the nine months ended September 30, 2004, compared to cash provided by investing activities of $341,000 for the nine months ended September 30, 2003. This decrease of $1.5 million was due to our capital expenditure program initiated in 2004, which accounted for approximately $900,000, as well as a one-time $600,000 contingent gain on sale of our Custom Research Business in 2003.

     Cash provided by financing activities was $33.8 million for the nine months ended September 30, 2004, compared to cash used by financing activities of $2.1 million for the nine months ended September 30, 2003. The difference was primarily the result of the net proceeds from our initial public offering, which was completed in July 2004.

     Our working capital at September 30, 2004 was $39.9 million, compared to $1.0 million at December 31, 2003, an increase of $38.9 million. The increase in working capital was primarily due to the net proceeds from our July 2004 initial public offering. Excluding the effect of the increase in cash, working capital increases resulted from increased accounts receivable, prepaid expenses and other current assets. The increase in accounts receivable resulted from our additional revenues and the increase in our days sales outstanding as described above. Although our receivables and corresponding days sales outstanding increased, a significant portion of this increase occurred from business generated in September, which resulted in large accounts receivable balances remaining current as of September 30, 2004. We believe that based on our history of insignificant bad debts and our improved accounts receivable aging, the allowances as recorded are adequate to cover our estimated potential future bad debts. The increase in prepaid expenses and other current assets was due primarily to increased insurance coverage, which we obtained to manage the additional risk of operating as a public company, to a deposit that was paid to a specific vendor and to increased deferred project costs. These increases in working capital were partially offset by an increase in accounts payable, which resulted from additional expenses incurred attributable to our increased personnel and costs related thereto; and to expanded international operations, including overhead costs.

     We have maintained a banking relationship with Silicon Valley Bank (“SVB”) since September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. This credit facility allows for borrowings of up to $1.9 million, based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”), and bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The credit facility is collateralized by a pledge of our general assets and contains a covenant that requires us to achieve EBITDA (as defined in the credit facility) of $1.00 or more during each quarter that the facility is outstanding. In October 2003, we repaid the entire outstanding balance under the facility, and at December 31, 2003 the entire amount was available for borrowing, subject to the sufficiency of the Borrowing Base. On September 30, 2004, the Borrowing Base was sufficient to allow us to borrow the entire amount available under the credit facility, although we had no outstanding borrowings under the credit facility. Interest on the facility is payable monthly, and the entire balance of the facility, including principal, interest and unpaid charges, if any, is payable on August 22, 2005. In April 2004, we amended the credit facility to allow us to incur purchase money obligations, including capital leases, of up to $2,250,000 in the aggregate. In July 2004, we amended the credit facility again to allow us to maintain our primary deposit account outside of SVB through October 15, 2004. Upon the completion of our initial public offering, we deposited the net proceeds in a cash management account maintained outside of SVB. On

October 15, 2004, we further amended the credit facility to convert our previously monthly-based performance covenants to quarterly-based covenants, and to allow us to maintain our primary depository account outside of SVB until December 31, 2004, when a portion of our excess funds will be deposited with SVB, the amount of which will later be determined between us and SVB.

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

     At September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We have an agreement with MSN under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with MSN, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to MSN for panelists they recruit and for surveys taken by MSN recruited panelists. In 2004 there has been a continued decline in panel recruitment through MSN and a decline in our use of MSN recruited panelists, resulting in lower payments to MSN in 2004 as compared to 2003, and we anticipate this decline to continue over the next twelve months. We anticipate that any increased liquidity associated with this decreasing reliance on MSN and MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources.

     In the nine months ended September 30, 2004, we incurred capital expenditures of $761,000 and $1.8 million related to India and North America, respectively. For the remainder of fiscal 2004, we expect capital expenditures to total approximately $2.8 million, including approximately $1.0 million for the construction of our operations facility in India and $1.8 million for our operations in North America. In the United States, capital expenditures were applied primarily to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, to upgrade personal computers for employees and to purchase new Internet telephony equipment to facilitate international communications. These capital expenditures will be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our 2004 capital expenditures consisted primarily of leasehold improvements, office furniture, computer equipment, Internet telephony equipment and other costs associated with building our Indian facility. These expenditures were funded from our cash flow from operations and other available financing sources, including our credit facility. In addition, costs we have incurred and may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, have and will also be funded from our cash flow from operations and other available financing sources, including our credit facility.

     There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ending September 30, 2004, except for the Series C-2 redemption payment and the Series B conversion and dividend payment made in connection with our initial public offering. The following table summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Years Ended December 31,
	Total at
	September						2009 and
	30, 2004	2004(1)	2005	2006	2007	2008	thereafter
				($ in thousands)
Contractual obligations:
Loans payable	$23	$1	$5	$6	$6	$5	$—
Capital lease obligations	2,034	357	948	500	229	—	—
Non-cancelable operating lease obligations	7,365	414	1,593	1,450	1,378	1,370	1,160

Total contractual cash obligations	$9,422	$772	$2,546	$1,956	$1,613	$1,375	$1,160

(1)	Includes only the remaining three months of the year ending December 31, 2004.

     Based on our current level of operations and anticipated growth, we believe that our cash generated from operations, amounts available under our credit facility and future capital leasing arrangements with Somerset Capital, together with the net proceeds that we received from our initial public offering, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

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

We derived approximately 25% of our total net revenues from two clients in fiscal 2003. For the nine months ended September 30, 2004 we derived approximately 20% of our total net revenues from our top two clients. If we were to lose, or if there were a material reduction in business from, these clients or our other significant clients, our net revenues might decline substantially.

     In fiscal 2003, we derived approximately 25% of our total net revenues from two clients that accounted for approximately 13% and 12%, respectively. Either client may terminate or reduce its use of our products and services at any time in the future. Our ten largest clients accounted for approximately 39%, of our total net revenues for the nine months ended September 30, 2004. If we lose business from any of our top ten clients, our net revenues may decline substantially.

We may not be able to successfully compete with marketing research firms and other potential competitors.

     The market for our products and services is highly competitive. We compete for clients with other Internet-based marketing research data collection firms, such as SPSS Service Bureau and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc., Zing Wireless, Inc., Ciao AG and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.

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

     Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, and the acquisition of ARBOR, Inc., by GfK-AG, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panel such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In either case, our net revenues would be reduced.

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

If we do not keep pace with technological change, we may be unable to implement our business strategy successfully.

     The marketing research data collection industry, particularly the Internet-based marketing research data collection industry, is characterized by intense competition, rapid new product and service developments and evolving methodologies. To succeed, we will need to effectively develop and integrate various software programs, technologies and methodologies required to enhance and improve our Internet survey solutions. Any enhancements of new products or services must meet the needs of our current and potential clients and achieve significant market acceptance. Our success will also depend on our ability to adapt to changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. We could also incur substantial costs if we need to modify our products and services or infrastructure to adapt to these changes.

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

     Our employee base has grown from 54 in February 2002 to approximately 271 as of September 30, 2004, including employees of our subsidiaries in India, the United Kingdom and Canada. If our business continues to grow, we could be required to hire a significant number of additional employees in the United States and abroad. The recruiting, hiring, training and integration of a large number of employees throughout the world will place a significant strain on our management and operational resources. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.

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

     Additionally, in the process of expanding our global operations, we may encounter more restrictive regulations and laws in Europe or elsewhere, especially laws related to privacy rights, that could inhibit our ability to expand the Greenfield Online panel. In particular, we self-certify to the U.S. Department of Commerce Safe Harbor framework, which is designed to meet the data privacy rules under the European Commission’s Directive on Data Protection and prohibits the transfer of personal data to non-European Union nations that do not meet the European “adequacy” standard for privacy protection. We have little or no control over the risks listed above and may experience some or all of these risks.

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

     As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition of OpinionSurveys.com. The risks we may face should we acquire or invest in complementary businesses include:

•	difficulties with the integration and assimilation of the acquired business, including maintaining the frequency of survey participation of panelist who join our panel through acquisitions;

•	diversion of our management team’s attention from other business concerns;

•	availability of favorable acquisition or investment financing;

•	potential undisclosed liabilities associated with acquisitions; and

•	loss of key employees of any acquired business.

     Acquisitions or investments may require us to expend significant amounts of cash. This would result in our inability to use these funds for other business purposes. Additionally, if we fund acquisitions through further issuances of our common stock, our stockholders will be diluted, which may cause the market price of our common stock to decline. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect the price of our common stock.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

     (b) On July 15, 2004, our registration statement on Form S-1 (Registration No. 333-114391) was declared effective for our initial public offering, pursuant to which we registered 4 million shares of common stock to be sold by us and 1 million shares sold by certain of our stockholders. The stock was offered at $13.00 per share or an aggregate of $52 million for us, and $13 million for the selling stockholders. As a result of our initial public offering, we received net proceeds of approximately $34.8 million (after underwriters’ commissions of $3.6 million, the $9.4 million conversion and dividend payment to holders of our Series B Convertible Participating Preferred Stock, the $2.1 million mandatory redemption of Series C-2 Redeemable Non-Voting Preferred Stock and expenses of approximately $2.1 million). We intend to use the remaining net proceeds from the initial public offering for working capital and general corporate purposes, including potential acquisitions. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibits

Exhibit
No.	Description of Exhibits
10.38	Amendment No. 7 dated October 15, 2004 to Accounts Receivable Financing Agreement, dated August 9, 2001, by and between Silicon Valley Bank and Greenfield Online, Inc. (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.
By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and Chief Financial Officer (and duly authorized officer)

Dated: November 4, 2004