Form 10-K
period 2004-12-31
GREENFIELD ONLINE INC
filed 2005-03-31
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50698
GREENFIELD ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1440369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 River Road, Wilton, CT	06897
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(203) 834-8585
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of March 10, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was approximately $261 million, based on the closing price of the Registrant’s common stock on the Nasdaq National Market on March 10, 2005 of $18.48 per share. The Registrant’s common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.
      As of March 10, 2005, there were 21,287,209 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this report is incorporated by reference from the Registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2005, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

PART I.
SAFE HARBOR STATEMENT
      This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained herein, including, without limitation, predictions and guidance relating to our future financial performance and growing customer demand for online marketing research, sales bookings, bid volume, and backlog. In some cases, you can identify forward-looking statements by terminology such as, “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. The forward-looking statements contained herein are based on our current expectations but they involve a number of risks and uncertainties and do not reflect the potential impact of mergers, acquisitions or other business combinations that may be completed after the date of the filing of this Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which are described in Item 7 of Part II of this Form 10-K and include, without limitation, risks related to our ability to maintain the size and demographic composition of the Greenfield Online panel, our panelists’ responsiveness to our surveys, our reliance on our largest customers, our ability to compete with marketing research firms and other potential competitors, our ability to manage our growth and international expansion, our ability to integrate the businesses we have recently acquired or may acquire in the future, our online business model, demand for our products and services, the strength of our brand and other risks detailed in our filings with the Securities and Exchange Commission available at www.sec.gov. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. The forward-looking statements made herein speak only as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	BUSINESS
      References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
Overview
      We are a leading independent provider of Internet survey solutions to the global marketing research industry. We have built and actively manage the Greenfield Online panel, a 100% double opt-in Internet-based panel of over 4.7 million individuals residing in households containing an estimated 12.2 million people. This proprietary panel allows us to supply our clients with diverse, demographically representative survey research data.
      We target our Internet survey solutions to approximately 2,500 full service marketing research and consulting firms in the United States and large international marketing research companies. Our clients use the Internet survey data that we provide to enable companies throughout the world to make critical business decisions. We partner with our clients to leverage their global sales forces, which incorporate our Internet survey solutions into their product offerings. We do not compete with our clients for custom marketing research business. This cooperative marketing strategy provides us with access to broad distribution channels without the need to expand our own sales and marketing resources. For the year ended December 31, 2004, we completed 4,522 Internet-based projects, an 82% increase over 2003. Furthermore, 93 companies each purchased over $100,000 of our products and services in 2004, a 107% increase over 2003.
      Internet survey solutions are faster, more efficient and more cost-effective for collecting high quality marketing research data than traditional, labor-intensive methods such as telephone, direct-mail and mall-based surveying. The Internet allows our panelists to participate 24 hours-a-day in a more convenient and less intrusive environment than traditional data collection methods. Our Internet-based technology interactively engages respondents through the use of images, sound and video, enabling us to collect richer data for our clients. We believe Internet-based survey solutions speed survey completion, allow for significantly larger survey sample sizes over a given time period and provide marketing researchers with a cost-effective means of reaching niche segments.
      We believe we are well-positioned to capitalize on evolving dynamics within the global survey research market. Decreasing cooperation rates experienced by the telephone survey industry and the increasing use of mobile phones as a primary means of telephone communication have led to a decline in the effectiveness of traditional telephone-based data collection methods. This decline has been exacerbated by the Do Not Call registry, which was established in 2003. At the same time, Internet penetration and increased broadband usage have accelerated growth in the use of Internet-based marketing research. We believe these dynamics will drive demand for our Internet survey solutions. Through our North American operations, our sales offices in the United Kingdom and Continental Europe and our operations center in India, we believe we are well-positioned to meet this demand.
Recent Developments

Rapidata.net Acquisition
      On January 25, 2005, we completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), for $5.5 million in cash plus closing costs, subject to certain post closing adjustments. With the acquisition of Rapidata, we became one of the only survey solutions providers with deep online panel ownership across a broad range of health care provider specialties as well as patient responders who have been profiled for various diseases and ailments. Rapidata’s panel includes practicing physicians across all major specialties, hospital, retail and managed care pharmacists and formulary decision makers, nurses and nurse practitioners, as well as dentists. In addition to providing direct feedback and aggregated data from their patient profiles, pharmacist panel members are able to interview patients at the point of purchase or to recruit patients for future surveys.

Zing Wireless Acquisition
      On February 8, 2005, we completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), for approximately $30 million in cash plus closing costs, subject to certain post closing adjustments. The acquisition of goZing, a provider of survey sample solutions, expanded our panel to approximately 4.7 million double opt-in individuals, representing households containing approximately 12.2 million people, plus an additional 3.6 million single opt-in registrants that we intend to convert to double opt-in panelists. After accounting for duplicates and segregating single-opt-in panelists available for conversion, we expect that the total increase in double-opt-in panelists attributable to the goZing acquisition will be approximately 1.0 million panelists. The goZing acquisition increases our international panel by approximately 50 percent, adding more than 243,000 panel members in the U.K., France, Canada, Australia, Spain and the Netherlands. In addition, through the goZing worldwide affiliate network Greenfield Online will now have the ability to contact more than 14 million additional individuals around the globe.
Our Market Opportunity
      Businesses rely on feedback from consumers to make decisions about their products and services. Heightened competition, consolidation, globalization of product markets, acceleration of product launch schedules, shortened product life and rapidly changing consumer preferences define today’s business environment. Marketing research is a critical tool for gathering the information that businesses need to make decisions regarding product portfolios, brand management and advertising.
Factors Affecting the Growth of Internet-Based Marketing Research
      Benefits of Internet-Based Marketing Research. We believe the Internet is fundamentally changing the marketing research industry, allowing researchers to be more responsive to the challenges posed by today’s business environment.

•	Benefits to the Marketing Research Industry.
        Speed. Using the Internet, marketing researchers can rapidly access, collect and process large amounts of data from diverse groups. Our proprietary panel management techniques allow us to quickly identify and target groups of panelists to receive and participate in surveys over the Internet. Survey response time on the Internet is measured in hours and days rather than weeks and months. Our technology and expertise allow us to administer thousands of Internet surveys simultaneously.
        Cost Effectiveness. We believe that Internet-based survey solutions lower the cost of marketing research by decreasing data collection costs. Once qualified panelists have been identified and surveys have been developed, the actual cost of data collection through the Internet is significantly less than through traditional methods. Our average charge for a completed survey ranges from $10.00 to $14.00, compared to our estimate of approximately $20.00 to $25.00 per mall survey and $18.00 to $22.00 per telephone survey.
        Improved Results. Members of the Greenfield Online panel are able to complete surveys in the privacy of their own homes, without interacting with interviewers. As a result, we believe interviewer bias is eliminated. Because the Internet provides respondents with a degree of anonymity and privacy not found in telephone or mall-based surveys, we believe Internet survey solutions generate more honest responses, even to sensitive subject matter questions, such as income, personal health, political affiliations and sexual orientation. Internet-based surveys can accommodate a variety of new media as well, including images, sound and video, which cannot be integrated into telephone or mail surveys. We believe that integrating these media allows researchers to capture feedback needed by marketers to assess new product offerings and test new advertising messages more accurately.
        New Opportunities. We believe that Internet-based marketing research offers new options not previously available to research professionals. Internet survey solutions allow research professionals more design flexibility because they are not limited to what can be communicated by an interviewer over the telephone, or detailed on paper. Our Internet survey solutions increase the research options available to our clients by allowing them to embed images, sound and video within their surveys.

•	Benefits to Survey Respondents.
        Less Intrusive and More Convenient. Our Internet survey solutions are less intrusive than telephone surveys. The Internet expands the amount of data collection time available because respondents can complete surveys at their convenience at any time. In contrast, telephone surveys can only be conducted during limited hours and are often attempted at times of the day, such as dinner time, which many respondents find intrusive and inconvenient.
        More Engaging. Our Internet survey solutions are more engaging than telephone and direct mail surveys because they integrate images, sound and video, and often include advance previews of potential new products, movie trailers and commercials. We believe this advance preview feature makes our Internet survey solutions more compelling and enjoyable for our panelists than surveys administered through traditional methods.

Decline in Effectiveness of Telephone Data Collection.

•	Telephone Refusal Rates. The telephone is the dominant method for conducting marketing research surveys. However, the number of people refusing to participate in telephone research is increasing rapidly. The Council for Marketing & Opinion Research (“CMOR”), an independent trade organization, reported that telephone interviewers often have little chance of getting past the introduction before respondents refuse to participate. Also adding to the refusal rate is the fact that many potential respondents are among the millions of people who have listed their telephone numbers on the national Do Not Call registry and do not understand that survey research is exempt from that legislation.

•	Advanced Telephone Technology. An increasing number of homes are adopting advanced telephone technologies such as caller ID, answering machines and special ring tones to screen telephone calls and use call blocking to prevent unwanted calls completely. This decreases the opportunity to perform telephone surveys and makes conducting telephone surveys more expensive and time consuming.

•	Adoption of Mobile Telephones as Primary Telecommunication Device. There is a trend among consumers to abandon landline telephones and adopt mobile telephones as their primary means of telecommunication. The Telephone Consumer Protection Act, enacted in 1991, provides that calls cannot be placed by automatic telephone dialing systems to mobile telephone numbers unless the phone owner has given prior consent and is not charged for the call. This legislation impacts the telephone research industry and may become an even larger issue as telephone survey researchers lose access to a significant portion of the population switching to mobile telephones as a result of recent number portability regulations.

•	Proliferation of Non-usable Telephone Numbers. An increasing proportion of telephone numbers are being used by devices such as fax machines and computer modems. As a result of this trend, telephone survey data collectors are required to dial an ever-increasing volume of telephone numbers in order to reach the same number of respondents, thereby increasing their expenses.

      Growth in Internet Penetration. Studies reflect that the percentage of the U.S. and European population using the Internet is growing. As Internet penetration increases, and in particular as broadband penetration climbs, we believe the migration from traditional data collection methods to Internet-based data collection will accelerate. As the population of Internet users increases, a larger and more diverse group of people become accessible to us as potential panelists and the quality of the Greenfield Online panel will likely improve.
Our Competitive Position
      We believe we are well-positioned for continued growth in our target market and the following strengths differentiate us from our competitors.

•	The Greenfield Online Panel. The Greenfield Online panel is one of the largest Internet-based panels available. As of December 31, 2004, the Greenfield Online panel consisted of approximately 3.7 million panelists that had double opted-in to participate in our surveys. We continue to actively expand the breadth and demographics of the Greenfield Online panel to address the needs of our clients. As part of this strategy, on October 21, 2004 we completed the acquisition of the OpinionSurveys.com panel from The Dohring Company. In January and February 2005, we completed the acquisitions of Rapidata and goZing, respectively, which added approximately 10,000 and 1.0 million individuals to the Greenfield Online panel, respectively. These acquisitions, combined with our on-going recruiting efforts, have expanded the Greenfield Online panel, as of the end of February 2005, to approximately 4.7 million double opt-in individuals representing households containing approximately 12.2 million people. Also, as a result of the goZing transaction, we acquired an additional 3.6 million single opt-in registrants we intend to convert to double opt-in panelists. We perform extensive screening and analysis of our panelists, which allows us to offer our clients premium specialty panels comprised of people with similar characteristics. We have the ability to quickly reach appropriate target audiences within our panel for a wide range of client requests, including respondents in the healthcare, automotive, Hispanic, business-to-business, information technology and international segments. The Greenfield Online panel completed 4,522 Internet-based marketing research projects in 2004.

•	Experienced Panel Management. Over the past 10 years, we have developed proprietary panel management techniques designed to maximize the efficiency and productivity of the Greenfield Online panel. We maintain a fresh and active panel by continually adding new members and seeking additional information from our panelists. These panel management techniques allow us to efficiently target our survey invitations and create relevant cash and non-cash incentive programs for our panelists. Additionally, we maintain policies to protect the confidentiality of our panelists’ personal information and prohibit marketing to our panelists using information obtained through their survey participation. We believe that these policies have enabled us to develop a relationship of trust with our panelists and foster a climate that encourages their continued participation in our surveys.

•	Complete Internet Survey Solutions. We offer a wide range of Internet survey solutions that enable the global marketing research industry to conduct Internet-based research. Our complete range of survey solutions facilitates the migration from traditional survey methods to Internet-based methods and eliminates the need for our clients to develop their own Internet research capabilities.

•	Focused Sales Strategy. Our focused sales strategy seeks to incorporate our Internet survey solutions into our clients’ research proposals that they present to the end-users of the data we collect. Our client relationships are strengthened by this cooperative sales strategy which allows us to leverage their global sales forces as a distribution channel for our products and services. We do not compete with our clients for custom marketing research business from end-users.

•	Significant Operating Leverage. We believe our Internet-based business model provides significant operating leverage and should lead to expansion of our operating income margin if we succeed in growing our revenues. As compared to offline-based data collection models, which have high variable costs, such as telephone data collection models or mail-based data collection models, our Internet-based model is low variable cost in nature. As such, once the investment in infrastructure has been made, we realize the benefit of low incremental variable costs associated with revenue growth. By leveraging the established Greenfield Online panel, conducting an increasing number of surveys using our existing technology infrastructure and benefiting from our operations center in India, we believe we will continue to improve our operating leverage.

•	Well-Established Brand and Commitment to Customer Service. We were founded in 1994 and conducted our first Internet-based marketing research project in 1995. Since our inception, we have built and refined the Greenfield Online panel and maintained a commitment to industry-leading customer service. For example, in 2003 we established an operations center near New Delhi, in Gurgaon, India, which is integrated with our U.S., Canadian and U.K. facilities and allows us to provide our clients with continuous survey programming, data collection and processing services. Our early entry into the Internet-based survey marketing research industry, the quality of the Greenfield Online panel and our commitment to customer service have enabled us to develop a strong brand within the marketing research industry.
Our Strategy
      Our goal is to maintain and build upon our leadership position within the global Internet survey solutions market. In order to achieve this goal, our strategy is to:

•	Drive Migration to Internet-Based Marketing Research. We believe the Internet is the best method to reach a representative population sample as compared to the telephone and other traditional survey methods. As a result there is an ongoing transition within the marketing research industry to Internet-based survey solutions. We will continue to facilitate this transition and capitalize on this migration by:

•	Increasing the Size and Diversity of the Greenfield Online Panel. As the Greenfield Online panel becomes larger and more diverse, we will be able to reach smaller segments of the population allowing us to specifically target our clients’ research needs and offer higher value data.

•	Expanding the Range of Our Specialty Panels. Our current specialty panels include healthcare, automotive, Hispanic, business-to-business, information technology and international panel segments. Our ability to capture and access specific demographic information about our panelists allows us to provide our clients with access to research audiences that were difficult or impossible to find through other methods.

•	Developing New and Innovative Internet-Based Survey Solutions. New solutions, such as our media testing capabilities, integrate images, sound, video and other media directly into our surveys and provide a more interactive and engaging process than current methods.

•	Providing Faster and Better Service than Traditional Data Collection Methods. Our clients seek suppliers that can provide high-quality panels and fast and accurate bid-turnaround and survey programming, allowing them more time to analyze survey data and provide timely, quality research for their customers. To achieve this strategy, we leverage our automated bid technology, skilled project management staff and our continuous survey programming capability.

•	Expand Internationally. During 2005, we intend to further develop our capabilities outside the United States, expanding the size and diversity of the Greenfield Online panel by adding more panelists from the United Kingdom, Germany, France and other European countries as well as Canada. To facilitate this panel growth we have engaged qualified panel managers in Canada and the United Kingdom who are focused on combining our proprietary panel management techniques with local knowledge to develop more responsive and representative panels in their regions. We also intend to expand our sales and revenue generating presence internationally by deploying additional sales personnel in Germany, France and Canada. As of December 31, 2004 we had four sales representatives in Canada, four in the United Kingdom and one in Germany. We believe the migration of data collection to the Internet in the international market is in its early stages and represents a significant growth opportunity.

•	Pursue Strategic Acquisitions. We intend to seek additional strategic acquisitions both in the United States and internationally in order to:

•	Increase the Size and Diversity of the Greenfield Online Panel. Acquired businesses may have panel assets that extend the Greenfield Online panel into new demographic areas, such as information technology decision makers, or expand the size of the general panel allowing us to find and reach more highly targeted samples.

•	Accelerate Time to Scale. Acquiring panel assets, sales channels and customer relationships will allow us to accelerate our growth and allow us to fulfill all of our clients’ Internet survey solution needs. Acquired panel assets will allow us to rapidly meet industry demand through the incorporation of proven survey participants into the Greenfield Online panel.

•	Acquire New Technology. We will seek to acquire technologies or applications, which allow us to offer new and innovative Internet survey solutions.
      We believe that we derive additional benefits through expansion of our panel by acquisition of pre-existing panels compared to expansion through our web-based recruiting efforts because, in our opinion, acquired panels: contain detailed demographic and survey history about their members gained over time; are comprised of members who have demonstrated a willingness to participate in surveys; and decrease the time to scale our overall survey capacity.
The Greenfield Online Panel
      As of December 31, 2004, the Greenfield Online panel was comprised of approximately 3.7 million individuals who voluntarily participated in our surveys, representing households consisting of an estimated 9.6 million people. The number of panelists as of December 31, 2004 includes the OpinionSurveys.com panel that we acquired from The Dohring Company on October 21, 2004, which added approximately 1.1 million individuals to the Greenfield Online panel representing households consisting of an estimated 3.0 million people. Excluded from the panel numbers above are approximately 1.0 million panelists acquired from the acquisitions of Rapidata.net and goZing.com.

Panel Acquisition.
      We continuously recruit from a diverse pool of sources, including Internet portals, special interest, age and ethnicity focused and other websites. We administer our internally developed webmaster affiliate program to enable broad based panelist recruitment from lower-traffic niche websites. As of December 31, 2004, the number of participating affiliates in our webmaster program grew to 646 websites, consisting primarily of lower-traffic niche websites. To become an affiliate in our webmaster program (a “webmaster affiliate”), approved website operators download images and graphics enabling them to recruit members for the Greenfield Online panel on their website.

      Each webmaster affiliate receives a specific identification code and is compensated based on the number of panelists recruited through its website. In addition, as of December 31, 2004, we were actively recruiting panelists with 55 additional large websites, data suppliers and advertising networks. Through these programs and arrangements, we acquire new panelists from Internet portals and special interest websites by conducting email campaigns with sweepstakes and other incentives and by posting new banner advertisements on webpages. Individuals viewing or receiving these solicitations are directed to a Greenfield Online recruiting webpage where they are asked for demographic and other personal information. After completing this demographic survey, potential panelists are asked to confirm their desire to be panel members by email or web interface. Upon this confirmation, the panelists are registered as active members of the Greenfield Online panel.
      Prior to the commencement of the fourth quarter of 2004, our webmaster affiliate program and our panelist recruiting arrangements were our primary sources for diversifying the Greenfield Online panel. We believe that the combination of acquisitions and this diversified recruitment strategy helps us fulfill our goal of maintaining one of the largest and most representative panels, while also helping to ensure a continuous, cost-effective supply of survey takers.

Panel Management.
      To extract maximum value from an Internet survey panel, proper panel management techniques must be employed. We utilize senior copywriters to design our communication materials, a well-maintained website, including customized panelist web pages for certain targeted groups, and responsive help desk support personnel to ensure that each contact we make with a panelist is a positive experience. We have developed performance metrics relating to panelist workload, responsiveness and participation and constantly test alternative communication strategies and incentive programs to ensure optimal panel productivity. We utilize an automated process to regularly probe our panel for additional profile data so that we can more accurately target our surveys and maximize the productivity of our panelists’ time. We employ several methods to help ensure that the demographic data provided by panel members is accurate. We believe that for the most part these methods allow us to have a high level of confidence in the accuracy of the data we provide. We also believe after many years of conducting online surveys that the vast majority of survey takers answer honestly and participate in surveys in order to have their opinions heard. Some of the methods we use are:

•	The registration process takes place before a panel member is invited to participate in a survey, so there is no incentive to submit anything but accurate information;

•	Survey invitations are delivered to respondents according to the demographic requirements of a survey and the panel member does not know the demographic information used to select them as potentially qualifying for the survey;

•	We do not indicate the desired demographic in the survey invitation so panel members are not tempted to fabricate profile information in order to qualify for the survey;

•	Survey takers are only allowed one opportunity to take a survey and are not able to change their answers during multiple attempts to qualify for the survey; and

•	Only one email address is allowed per physical household address, which prevents establishing multiple accounts for the purpose of taking surveys multiple times.

Panel Incentives.
      Members of the Greenfield Online panel are offered incentives for participating in our surveys. We use a combination of sweepstakes and cash incentives, administered through our own incentive program, to encourage our panelists’ participation. With the acquisition of goZing, we now offer certain non-cash related gift certificates such as downloads of music and other credits to be utilized for shopping online. The incentive level for a particular survey project is based upon the length and complexity of the survey and the difficulty in finding or motivating the survey’s target audience. We typically initiate a survey with a modest incentive and then adjust the incentive level up or down as we invite more panelists to take the survey, and depending on the initial response of our panelists. With this strategy, we efficiently balance the invitation quantity and incentive level to achieve the desired number of completed surveys within the specified client timeframe.
Our Internet-Based Survey Solutions
      We offer survey solutions exclusively using Internet-based methods supported by the Greenfield Online panel. These survey solutions are customized to our clients’ needs, including our full-service data collection and sample solutions.

Full-Service
      We program our clients’ surveys, host them on our website infrastructure, invite our panelists to take the surveys and deliver the compiled data to our clients for their analysis and presentation to the end-user. Our clients can utilize our complete range of Internet survey solutions, including embedded images, sound and video, store-shelf simulation testing and other 3D image demonstrations. Our full-service solutions also include our review of survey responses for internal consistency, data tabulation and verbatim response interpretation and coding services. Our full-service solutions take research questionnaires designed by our clients from programming through data delivery. The following table describes the products and services that comprise our full-service capabilities and a representative application for each product or service.

Product	Description	Representative Application

Tracking Studies	Studies that are fielded over time to determine advertising awareness and brand usage	Automobile manufacturers track consumer awareness of their brand to evaluate the effectiveness of their media spending

Conjoint Studies	Studies that conduct a “trade-off” analysis of features/functionality	Mobile phone carriers use these studies to design service plans with features that will attract the most consumers

Concept Testing	Studies that present product concepts to potential consumers	Consumer packaged goods companies test a range of new product offering to identify those with the most appeal to consumers

Media/Audio Testing	Studies to evaluate the persuasiveness and key message recall associated with advertising	Health and beauty care manufacturers use these studies to test different versions of a new advertising campaign to see which is most likely to result in the purchase of their product

In-Home Usage Testing	Studies that ask respondents to try new products in their home	Over-the-counter remedy manufacturers ask consumers to test their products and provide feedback on the Internet

Omnibus Studies	Shared-cost studies that enable several clients to pool small sets of questions and receive feedback within 3 days	All industries take advantage of this product to get fast answers to urgent marketing questions

Sample Solutions
      Clients that have survey programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to the Greenfield Online panel. We believe that this offering is regarded in the marketplace as a high-value service, which we maintain by collecting demographic information upon panelist enrollment and by providing respondents to our clients who accurately match our clients’ demographic requirements.
Our Customers
      Our primary target market is full-service custom marketing research and consulting firms. We provide Internet survey solutions to firms of all sizes in this marketplace. In 2004, our top five clients by net revenue were: GfK-Custom Research, Inc. (“GfK-CRI”), Hall and Partners, Taylor Nelson Sofres Intersearch, GfK-ARBOR, LLC, (“GfK-ARBOR”) and Millward Brown, Inc. In March 2004, GfK AG, the parent of our largest client, GfK-CRI, acquired ARBOR, Inc., now GfK-ARBOR. Together, in 2004, GfK-CRI and GfK-ARBOR accounted for approximately 13% of our total net revenues. In December 2004 and January 2005, we entered into separate partner agreements with GfK-CRI and GfK-ARBOR, respectively, whereby GfK-CRI and GfK-ARBOR are each obligated to purchase all or substantially all of their Internet survey solutions from us through December 31, 2005, subject to certain limited exceptions. Our top client in 2003 was Taylor Nelson Sofres Intersearch, with which we had an alliance agreement requiring it to make purchases of at least $5.6 million of our products and services from January 31, 2002 to January 31, 2004. Taylor Nelson Sofres Intersearch satisfied this obligation and is no longer contractually required to purchase our products and services. In 2003, Taylor Nelson Sofres Intersearch’s parent company acquired NFO Worldgroup, Inc., which maintains and operates a large Internet respondent panel similar to our own. As a result of this acquisition, the revenues we received from Taylor Nelson Sofres Intersearch in 2004 were less than in 2003.
      We have seen a strong trend across marketing research firms of shifting their data collection methodology to Internet survey solutions. As of December 31, 2004, our client base has grown to a diversified group of over 507 clients, of which 93 each purchased over $100,000 in survey data collection services from us in 2004, up from 45 such clients in 2003. Our top ten clients represented approximately 37% of our net revenues in 2004, down from 53% of our net revenues in 2003. In each of the last three years, we successfully grew our client base by adding over 100 new clients each year.
      We have a partner program with 30 active clients. Our partner program provides preferred pricing, dedicated sales and service account teams and integrated marketing support and tools, as well as customized marketing materials to support the Internet research sales efforts of these client partners. We also have integrated systems for pricing, project-scoping and the project-delivery process with these clients. Because we are exclusively an Internet survey data provider and not a custom marketing research business, our clients often seek our participation in their sales and marketing efforts and integrate the Greenfield Online panel into their research proposals as a critical selling component.
Sales and Marketing
      We use a combination of sales professionals, account executives and our automated bid technology to maximize the personal interaction between sales professionals and current and prospective clients, while minimizing our sales and marketing costs. In the last few years, we made substantial investments in our sales infrastructure to better serve our clients and enter new markets. We have established regional offices in San Francisco, California, Toronto, Ontario and Minneapolis, Minnesota, and have sales representatives located in Colorado, Maryland, New Jersey, the United Kingdom and Germany. Accordingly, our sales and marketing professionals are assigned to geographic, client-based and industry-specific territories and, in certain instances, to specialized research markets. As of December 31, 2004, we employed 41 sales and marketing professionals. By selling through the marketing research channel, we experience significant sales leverage and return on invested sales and marketing dollars.

Competition
      We currently compete with Internet-based survey data collection providers, Internet sample providers that provide access to survey respondents but do not offer survey technologies, technology companies that have developed tools for conducting Internet marketing research and traditional marketing research companies. In a broader sense, we also compete with suppliers of survey data collection services that use traditional methodologies, such as telephone interviewers, mall interviewers and direct mail operators. The primary competitive factors in the survey data collection industry include the quality and timeliness of data collection, the price of products and services and overall reputation in the marketplace. We believe we distinguish ourselves from our competitors through a combination of high-quality service provided by experienced professionals, client responsiveness, the size and diverse demographics of the Greenfield Online panel, process efficiencies and a dedicated focus on servicing the marketing research industry.
      We compete for clients with other Internet-based marketing research data collection firms, such as SPSS Service Bureau and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc., Ciao AG and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. who maintain their own panels of online respondents. We estimate that there are approximately five Internet-based marketing research data collection firms with which we compete in the United States and Canada, and three such firms in Europe. We estimate that we have three U.S. based competitors offering respondent-only services, and no significant competitors in Europe. Finally, we estimate that in the United States, Canada and Europe, there are approximately nine full-service marketing research companies that have developed their own Internet-based respondent panels that may offer data collection services, four of which claim to have respondent panels that are larger than the Greenfield Online panel.
      We also expect to face competition in the future from other marketing research data collection firms that develop Internet-based products and services or other companies with access to large databases of individuals with whom they can communicate through the Internet. These companies may, either alone or in alliance with other firms, penetrate the Internet-based marketing research data collection market.
Technology and Intellectual Property
      Our systems are based on internally-developed and third-party software, and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our technology infrastructure provides continuous availability. We host our primary technology systems at our Wilton, Connecticut data center. To maintain reliability and to assure even distribution of work load, survey development and analysis of panel and survey data, we have replicated the functionality of the Wilton data center at a UUNET co-location facility under a co-location service agreement, which provides for redundant power supply and communications systems. Our Wilton facility is equipped with our own uninterruptible power supply, heating, ventilation and fire suppression systems. Data is backed up on a daily basis at both the UUNET and Wilton locations, and we routinely remove backed-up data from our primary storage facilities.
      We utilize the Confirmit survey development software program created and licensed by Future Information Research Management, Inc. to program our surveys so that they can be displayed through the Internet and taken by our panelists. We believe that this software represents the current standard in the Internet-based marketing research data collection industry.
      We have integrated several software technologies into our Internet survey solutions and have developed software programs to assist in this integration and otherwise improve our products and services. During the course of adopting the Confirmit survey development software, we developed our own software applications we call “bridges” that allow us to archive, access and manage panel data collected during Confirmit surveys and transfer this data to our panel database. We have also integrated streaming video and three dimensional imaging software into our Internet survey solutions.
Our computer systems are susceptible to planned overloads initiated by third-parties, commonly referred to as denial of service attacks. While it is impossible to prevent a denial of service attack without disconnecting our computer systems from the Internet, we have taken measures to reduce the potential harm such an attack could cause by:

•	employing a geographically distributed multi-site architecture of web sites and applications creating separately located and redundant back-up systems, which minimizes the risk of a total shutdown due to a denial of service attack targeted at a specific location; and

•	subscribing to multiple Internet Service Providers and having been assigned multiple network blocks or groups of Internet addresses within these ISPs, which provides us with flexibility in switching between Internet addresses and service providers during an attack targeting specific Internet addresses.
      We own multiple domain names and manage and administer the computers that associate these domain names with Internet addresses. This in-house management provides a measure of defense during a denial of service attack because we can rapidly redirect a domain name to a different Internet address if the addresses are the subjects of the attack, and we can rapidly switch to another domain name in order to conduct business on the Internet if the domain name is the subject of the attack.
      We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements and/or license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States and have applied for and obtained registrations in the United States for some of our trademarks and service marks. Millward Brown, Inc. owns the rights in the United States to the names Greenfield and Greenfield Online, holds a U.S. registration for the Greenfield mark and has a pending registration in the United States of the Greenfield Online mark. We maintain an exclusive, perpetual, royalty-free license from Millward Brown, Inc. (as successor to Greenfield Consulting Group, Inc.) to the Greenfield Online trademark for Internet qualitative and quantitative marketing research data collection services and to use the Greenfield name as part of our Internet domain names. Power your Researchsm, Power Your Research With Our Experience, Our People, Our Technologysm, SAMsm, Survey Alerts Managersm, Research Revolution®, NetReach®, FieldSource® and OpinionSurveys.com® are our trademarks, trade names and service marks. Neither we nor Millward Brown, Inc. have sought trademark registration of the Greenfield or Greenfield Online names outside the United States. Additionally, through our acquisition of the OpinionSurveys.com panel in October 2004, we acquired title to the domain names OpinionSurveys.com and OpinionSurvey.com, as well as certain intellectual property associated with the OpinionSurveys.com panel, including a pending application to register OpinionSurvey. Effective trademark, service mark, copyright and trade secret protection for intellectual property may not be available in every country in which our products and services are made available through the Internet.
Governmental Regulation

Do Not Call Registry
      In January 2002, the FTC adopted a rule that created a national Do Not Call registry that allows people to register their telephone numbers on a list from which telemarketers are prohibited from calling, which went into effect in October 2003. We believe the Do Not Call registry has had a beneficial effect upon our business because we believe it has prompted more marketing research companies to adopt Internet-based survey data collection methods as opposed to telephone-based data collection methods. We also believe that the Do Not Call registry is an outgrowth of a pervasive dissatisfaction within the U.S. population with the amount and intrusiveness of unwanted telephone solicitations. According to a study conducted in 2004 by Pioneer Marketing Research, DialTek L.P. and BayaSoft LLC, marketing research buyers and suppliers are recognizing that this dissatisfaction is also directed at marketing surveys conducted by telephone and, as a result, data gatherers are migrating to Internet survey solutions such as the services that we provide.

Telephone Consumer Protection Act
      In 1991, Congress passed the Telephone Consumer Protection Act (the “TCPA”), granting the FCC the authority to promulgate rules protecting the privacy rights of people with telephones who wanted to avoid unwanted telemarketing calls. The FCC adopted rules to enforce this authority and under these rules telemarketers are prohibited from making telephone calls before 8 a.m. and after 9 p.m. The TCPA, which is the authorizing legislation for the FCC’s Do Not Call registry, also prohibits calls made to mobile telephones if the call is made using an automatic telephone dialing system (defined as equipment which has the capacity to store or produce telephone numbers to be called using a random or sequential number generator and to dial such numbers) or an artificial or pre-recorded voice, and if the call recipient is charged for the call.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
      The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which took effect on January 1, 2004, imposes a series of new requirements on the use of commercial email messages. The CAN-SPAM Act gives federal civil and criminal enforcement authorities new tools to combat unsolicited commercial email, and allows state attorneys general and Internet access services to enforce its civil provisions. The CAN-SPAM Act also directs the FTC to issue new regulations that define relevant criteria, which have not yet been promulgated, and to enforce the Act. Among other things, one proposal being examined by the FTC is a federal “Do Not Email” registry. The CAN-SPAM Act and the regulations enforcing the Act may significantly impact the manner in which we recruit and communicate with our panelists. It may also expose us to potential liability or require us to change or abandon our webmaster affiliate program and other recruitment techniques. The CAN-SPAM Act may require us to develop technology or systems to comply with its requirements for honoring “opt-out” requests. The CAN-SPAM Act provides a variety of remedies, including statutory damages, for each improper email sent. Additionally, there are many state statutes that purport to regulate the distribution of commercial email. Some of those statutes, or portions thereof, are preempted by the CAN-SPAM Act, but others may still be enforceable and provide for civil and criminal enforcement, and the imposition of penalties and damages for their violation. If we cannot comply with the requirements of the CAN-SPAM Act or these state statutes, we may need to cease operating portions of our business and our business could suffer.

The Internet Tax Freedom Act
      The Internet Tax Freedom Act (the “ITFA”), that was originally passed in 1995, prohibited states or political subdivisions from (i) imposing taxes on Internet access and (ii) imposing multiple and discriminatory taxes on e-commerce. The ITFA expired on November 1, 2003 and has not been renewed. As a result of the expiration of the ITFA, states are no longer prohibited under federal law from imposing taxes that were covered by the ITFA. In the absence of a renewal of the ITFA, states may begin to impose taxes on Internet access, related charges and other e-commerce products and services. If one or more states impose such taxes in a manner that results in the taxation of Internet access providers, ourselves, our customers or other parties upon whom these parties’ or our panelists’ rely for access to the Internet or other products or services, it may harm our business.

Telecommunications Act of 1996
      In February 1999, the FCC issued a declaratory ruling interpreting the Telecommunications Act of 1996 to allow local exchange carriers to receive reciprocal compensation for traffic delivered to information service providers, particularly Internet service providers, on the basis that traffic bound for Internet service providers is largely interstate. As a result of this ruling, the costs of transmitting data over the Internet may increase. If this occurs, our tax liability and operating expenses may increase, and our business could suffer.

European Commission’s Directive on Data Protection
      The European Commission’s Directive on Data Protection (the “EC Directive”) went into effect in October 1998, and prohibited the transfer of personal data to non-European Union nations that do not meet the European “adequacy” standard for privacy protection. The United States takes a different approach to privacy from that taken by the European Union. The United States uses a sectoral approach that relies on a mix of legislation, regulation and self-regulation. The European Union, however, relies on comprehensive legislation that, for example, requires creation of government data protection agencies, registration of databases with those agencies, and in some instances prior approval before personal data processing may begin. As a result of these different approaches, the Directive could have significantly hampered the ability of U.S. companies to engage in many trans-Atlantic transactions.
      In order to bridge these different privacy approaches and provide a streamlined means for U.S. organizations to comply with the EC Directive, the U.S. Department of Commerce in consultation with the European Commission developed a “safe harbor” framework. To be assured of safe harbor benefits, an organization needs to self certify annually to the U.S. Department of Commerce in writing that it agrees to adhere to the safe harbor’s requirements, which includes elements such as notice, choice, access, and enforcement. It must also state in its published privacy policy statement that it adheres to the safe harbor guidelines. We self-certify to the U.S. Department of Commerce to this effect and state in our published privacy policy statement that we adhere to the safe harbor guidelines. The Department of Commerce maintains a list of all organizations that file self-certification letters and make both the list and the self-certification letters publicly available.
      To qualify for the safe harbor, an organization can (1) join a self-regulatory privacy program that adheres to the safe harbor’s requirements; or (2) develop its own self regulatory privacy policy that conforms to the safe harbor. We have self-certified to the U.S. Department of Commerce and have joined TRUSTe, a United States-based self-regulatory privacy program. As a result, we have been certified as compliant with the “safe harbor” guidelines.

Proposed Anti-Outsourcing Legislation
      In addition to the foregoing laws and regulations, several states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money received under federal contracts in connection with jobs that are outsourced overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.
Employees
      As of December 31, 2004, we employed a total of 281 people. Of our U.S.-based employees, 32 are in sales and marketing, 37 are in client service, 14 are in technology development and 22 are in finance and administration. GFOL India employed 146 people, all located in Gurgaon, India. GFOL Europe employed six people, located in Buckinghamshire, United Kingdom, and one person located in Munich, Germany. Greenfield Online Canada Ltd. employed 23 people, all located in Toronto, Ontario. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Available Information
      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.greenfield.com.

Item 2.	PROPERTIES
      Our headquarters and principal U.S. operations facility occupies approximately 30,000 square feet and is located at 21 River Road, Wilton, Connecticut, under a lease that expires in November 2009. Our other U.S. operations facility is located in San Francisco, California, where we lease approximately 8,179 square feet under a lease that expires in September 2009. During 2004, we leased approximately 5,000 square feet of space in San Francisco, California, under a lease that expired in December 2004, which was not renewed. We also lease a data center to support our operations that occupies approximately 3,100 square feet in Wilton, Connecticut, along with office space in East Brunswick, New Jersey, Bethesda, Maryland, Centennial, Colorado and Bloomington, Minnesota to support our sales and marketing team.
      Our international offices are based in Gurgaon, India, Buckinghamshire, United Kingdom, and Toronto, Ontario. Our operations facility in Gurgaon, near New Delhi, occupies approximately 19,300 square feet under a lease that expires in March 2007, unless renewed at our option for up to two additional three-year terms. Our facility in Buckinghamshire, which is used primarily for sales and marketing, occupies approximately 455 square feet under a lease that expires in September 2005. Our facility in Toronto consists of approximately 2,500 square feet, which we occupy under a lease that expires on October 1, 2005, but which we, or the landlord, may terminate on 60 days written notice. In addition to these facilities, we sublease approximately 5,600 square feet of office space in Gurgaon, India that we formerly occupied prior to our move to the new Gurgaon space. With the exception of our Toronto facility, which we are seeking to relocate to larger premises, we believe that our current facilities are adequate to meet our needs for the foreseeable future and that additional or alternative facilities may be leased on commercially reasonable terms to meet our future needs, if necessary.

Item 3.	LEGAL PROCEEDINGS
      From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      a) Market Information
      Our common stock has been traded on the Nasdaq National Market under the symbol “SRVY” since July 16, 2004. The following table sets forth for the periods indicated the range of high and low closing prices per share of our common stock as reported by the Nasdaq National Market:

	High	Low

2004
Third Quarter (commencing July 16, 2004)	$22.18	$14.50
Fourth Quarter	$24.10	$17.28
2005
First Quarter (through March 10, 2005)	$21.79	$16.11
      b) Holders of the Corporation’s Capital Stock
      As of March 10, 2005, we had approximately 43 stockholders of record, including record holders on behalf of an indeterminate number of beneficial holders.
      c) Dividends
      No cash dividends have been declared on our common stock to date and we do not anticipate paying any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Any future determination as to the payment of dividends will be at our board of directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors considers to be relevant.
      d) Use of Proceeds
      On July 15, 2004, our registration statement on Form S-1 was declared effective for our initial public offering, pursuant to which we sold 4 million shares of common stock. The stock was offered to the public at $13.00 per share and we received net proceeds of approximately $34.8 million (after underwriters’ commissions of $3.6 million, the $9.4 million conversion and dividend payment to holders of our Series B Convertible Participating Preferred Stock, the $2.1 million mandatory redemption of Series C-2 Redeemable Non-Voting Preferred Stock and expenses of approximately $2.1 million). We used the net proceeds from the initial public offering to fund the acquisitions of OpinionSurveys.com, Rapidata.net and Zing Wireless, Inc. in October 2004, January 2005 and February 2005, respectively.
      On December 6, 2004, our registration statement on Form S-1 was declared effective for our follow-on public offering, pursuant to which we sold 4.5 million shares of common stock. The stock was offered to the public at $18.16 per share and we received net proceeds of approximately $76.4 million (after underwriters’ commissions of $4.5 million and expenses of approximately $0.8 million). We intend to use the net proceeds from our follow-on public offering for working capital and general corporate purposes, including potential acquisitions. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment-grade securities.
      e) Recent Sales of Unregistered Securities
      None.
      f) Issuer Purchases of Equity Securities
      None.

Item 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for each of the fiscal years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal year ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
Internet survey solutions(1)	$44,428	$25,868	$14,416	$4,072	$2,051
Custom research(2)	—	—	470	9,715	13,067

Total net revenues	44,428	25,868	14,886	13,787	15,118
Cost of revenues	11,081	8,884	5,409	8,097	6,699

Gross profit	33,347	16,984	9,477	5,690	8,419

Operating expenses:
Selling, general and administrative	21,454	12,127	10,123	15,148	42,901
Panel acquisition expenses	2,448	1,421	713	351	1,619
Depreciation and amortization	1,292	1,113	1,802	2,654	9,375
Research and development	1,002	626	747	1,750	2,928

Total operating expenses	26,196	15,287	13,385	19,903	56,823

Operating income (loss)	7,151	1,697	(3,908)	(14,213)	(48,404)
Total other income (expense)	(1,022)	101	945	(3,074)	(4,164)

Income (loss) before income taxes	6,129	1,798	(2,963)	(17,287)	(52,568)
Provision (benefit) for income taxes	411	150	(569)	—	—

Net income (loss)	5,718	1,648	(2,394)	(17,287)	(52,568)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	(63)	—	—	—
Charge to common stockholders for Series B convertible preferred stock	(28,054)	—	(3,873)	—	—
Cumulative dividends on Series B convertible preferred stock	(382)	(673)	(28)	—	—
Income allocable to participating preferred securities	(1,564)	(761)	—	—	—

Net income (loss) available to common stockholders	$(24,282)	$151	$(6,295)	$(17,287)	$(52,568)

Net income (loss) per share available to common stockholders
Basic	$(2.70)	$0.07	$(6.42)	$(18.08)	$(57.43)
Diluted	(2.70)	0.06	(6.42)	(18.08)	(57.43)
Weighted average shares outstanding
Basic	8,985	2,054	981	956	915
Diluted	9,722	2,347	981	956	915

	December 31,

	2004	2003	2002	2001	2000

	($ In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash and cash equivalents	$96,082	$3,721	$1,864	$1,056	$1,318
Investments in marketable securities	17,400	—	—	—	—
Total assets	135,306	11,929	8,724	9,102	13,580
Capital lease obligations:
Current portion	1,253	874	895	569	819
Long-term portion	1,877	705	1,102	1,968	595
Debt:
Current portion	—	—	1,216	5,115	3,832
Long-term portion	—	—	—	16,171	15,004
Series C-2 redeemable preferred stock	—	943	821	—	—
Series B convertible preferred stock	—	9,114	8,441	—	—
Total stockholders’ equity (deficit)	123,078	(6,327)	(8,526)	(21,603)	(18,351)

	Years Ended December 31,

	2004	2003	2002	2001	2000

	($ In thousands)
Other Consolidated Financial and Operating Data:
EBITDA(3)	$8,944	$3,691	$80	$(9,339)	$(38,843)
EBITDA margin(4)	20%	14%	1%	n.m.	n.m.
Number of projects completed during period	4,522	2,482	1,249	838	847

(1)	Internet survey solutions includes services revenues from the collection of survey data for sale to marketing research companies.

(2)	Custom research includes revenues from the line of business that we sold to Taylor Nelson Sofres Operations, Inc. in January 2002.

(3)	We define EBITDA as earnings before net interest expense, income taxes, depreciation and amortization, which definition may not be comparable to similarly titled measures reported by other companies. We are presenting EBITDA because it provides an additional way to view our operations, when considered with both our GAAP results and the reconciliation to net income, which we believe provides a more complete understanding of our business than could be obtained absent this disclosure. EBITDA is presented solely as a supplemental disclosure because: (i) we believe it is a useful tool for investors to assess the operating performance of the business without the effect of non-cash depreciation and amortization expenses; (ii) we believe that investors will find it useful in assessing our ability to service or incur indebtedness; (iii) we use EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of EBITDA has limitations and you should not consider EBITDA in isolation from or as an alternative to GAAP measures such as net income, cash flows from operating activities and consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure presented in accordance with GAAP.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	($ In thousands)
Net income (loss)	$5,718	$1,648	$(2,394)	$(17,287)	$(52,569)
Interest expense, net	970	495	553	3,306	4,351
Provision (benefit) for income taxes	411	150	(569)	—	—
Depreciation and amortization	1,845	1,398	2,490	4,642	9,375

EBITDA	$8,944	$3,691	$80	$(9,339)	$(38,843)

EBITDA margin	20%	14%	1%	n.m.	n.m.

(4)	We define EBITDA margin as our EBITDA as a percentage of our net revenues. EBITDA margin is not presented for 2001 and 2000 because it is not meaningful.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Risk Factors” below. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
      We are a leading independent provider of Internet survey solutions to the global marketing research industry and we derive 100% of our revenues from Internet data collection products and services. We actively manage the Greenfield Online panel, a 100% Internet-based panel, which as of December 31, 2004 represented approximately 3.7 million individuals who participate in our surveys, which includes approximately 1.1 million individuals who joined through our acquisition of the OpinionSurveys.com panel from The Dohring Company on October 21, 2004. Our panelists represent households consisting of an estimated 9.6 million people, allowing us to compile diverse, demographically representative survey data. We believe the size and diversity of the Greenfield Online panel along with the amount of revenues we derive solely from Internet survey solutions position us as a leader in our market.
      We target our Internet survey solutions to approximately 2,500 full service marketing research and consulting firms in the United States and large international marketing research companies. Our clients use the Internet survey data that we provide to enable companies throughout the world to make critical marketing and business decisions.
      Over the past 10 years, we have developed proprietary panel management techniques that allow us to manage the Greenfield Online panel. We use these techniques to efficiently conduct Internet surveys and continually seek to refresh and enhance our panel profiles, enabling the delivery of higher-value survey data to our clients. Our automated technology platform allows us to perform a large volume of surveys simultaneously, and our global production capabilities enable us to provide continuous survey programming, data collection and processing services.
Key Historical Events that Impact Our Business
      We were incorporated in the State of Connecticut on September 28, 1995. Until May 17, 1999, Andrew S. Greenfield and certain members of his family owned all of our capital stock. On May 17, 1999, our then-existing management and a group of new investors completed a management buyout (the “Management Buyout”), in which approximately 97% of our outstanding common stock was acquired by Greenfield Holdings, LLC (“Greenfield Holdings”), an entity formed for the sole purpose of the Management Buyout. The remaining 3% was retained by the prior owner. From 1999 until 2002, we invested significant amounts to build the Greenfield Online panel and our Internet-based technology infrastructure. In December 2002, our controlling stockholders completed a recapitalization of our business and Greenfield Holdings was dissolved.
      Until January 2002, we sold both custom Internet-based marketing research and the Internet survey solutions we sell today. A majority of our revenues for the first seven years of our existence was derived from the sale of custom marketing research. In September 2001, we embarked on a strategy to convert the focus of our business from providing custom marketing research to end-users to providing Internet survey solutions to the marketing research firms we target today. This strategy culminated in the sale of our custom marketing research business (the “Custom Research Business”) to Taylor Nelson Sofres Operations, Inc. (“TNSO”) in January 2002. The sale of our Custom Research Business represented a turning point in our development as we shifted from a labor-intensive, professional services business model to a scalable Internet-based services business model.

      Under our asset sale agreement with TNSO, we received $2.0 million in cash consideration at closing in January 2002 and an additional $600,000 in January 2003. Contemporaneously with the execution of the asset sale agreement, we entered into an alliance agreement with Taylor Nelson Sofres Intersearch (“TNSI”) that terminates on December 31, 2006. We treated $1.4 million of the proceeds received at closing as consideration for the value of the assets conveyed and $600,000 as a prepayment of the first three months’ payments due under the alliance agreement. The alliance agreement obligated TNSI to use our services to meet substantially all of its Internet sample survey requirements for U.S.-based marketing research until certain minimum revenue guarantees were met. In 2002, the alliance agreement required TNSI to provide us with a minimum of $200,000 per month after the first three months of qualifying revenue for purchases of sample and other services, and in 2003 this minimum monthly amount increased to $300,000. In December 2003, TNSI satisfied its total minimum purchase requirement, but we continue to perform work for TNSI under the terms of the alliance agreement.
      In July 2003, we formed Greenfield Online Private Limited (“GFOL India”) in Gurgaon, India in order to reduce labor costs and to allow us to offer around-the-clock data processing and survey programming services. In August 2003, we acquired Greenfield Online Europe, Ltd. (“GFOL Europe”), a newly-formed U.K. corporation, to allow us to market our Internet survey solutions in Europe. In March 2004, we formed Greenfield Online Canada, Ltd. in order to expand our North American operations to cover the Canadian market.
      In July 2004, we completed the initial public offering of our common stock, including the sale of 4.0 million shares by us and 1.75 million shares by certain of our stockholders. Net proceeds to us from the initial public offering totaled approximately $34.8 million, after payment of underwriters’ commissions, mandatory conversion and redemption payments, and other related expenses. In connection with our initial public offering, all shares of our Series C-2 Redeemable Non-Voting Preferred Stock were redeemed and all outstanding shares of our Series A Convertible Participating Preferred Stock, Series B Convertible Participating Preferred Stock, and Series C-1 Convertible Participating Preferred Stock were converted into shares of our common stock on a one-for-14 basis.
      On October 21, 2004, we completed the acquisition of OpinionSurveys.com’s Internet-based panel from The Dohring Company for $3.2 million in cash. The acquisition added to the Greenfield Online panel approximately 1.1 million individuals representing households consisting of approximately 3.0 million people. Under the terms of the acquisition, we acquired specific assets from The Dohring Company, including the complete OpinionSurveys.com panel; certain profile information contained in its database; title to the domain names “OpinionSurveys.com” and “OpinionSurvey.com;” as well as certain intellectual property associated with the OpinionSurveys.com panel, including the registered trademark in the logo of OpinionSurveys.com. Under the terms of the acquisition, we did not assume any liabilities from The Dohring Company. This acquisition was recorded under the purchase method with $2.9 million of the total consideration allocated to the fair value of the assets acquired (including the OpinionSurveys.com panel database) and approximately $340,000 allocated to other intangibles (including domain names and a service marks).
      In December 2004, we completed a follow-on public offering of our common stock, including the sale of 4.5 million shares by us and 2.4 million shares by certain of our stockholders. Net proceeds to us from the follow-on public offering totaled approximately $76.4 million, after payment of underwriters’ commissions and other related expenses.
Our Operating Leverage
      We believe our Internet-based model provides significant operating leverage and should lead to expansion of our operating income margin if we are successful in growing our revenues. As compared to offline-based data collection models, which have high variable costs, such as telephone data collection models or mail-based data collection models, our Internet-based model is low variable cost in nature. As such, once the investment in infrastructure has been made, we realize the benefit of low incremental variable costs associated with revenue growth. By leveraging the established Greenfield Online panel and panelists added through acquisitions, allowing us to conduct an increasing number of surveys using our existing technology infrastruc-

ture and benefiting from our operations center in India, we believe that we will continue to improve our operating leverage.
      We utilize a combination of sales professionals, account executives and automated bid technology to maximize our personal interaction with current and prospective clients while minimizing selling costs. We also utilize our clients’ sales organizations as channel partners for distribution of our Internet survey solutions. By selling through marketing research channels, we experience significant sales leverage and return on invested sales dollars.
Explanation of Key Financial Statement Captions

Net Revenues
      We report our revenues net of customer volume rebates and cash discounts. Discounts for larger customers typically range from 5% to 20% off of our standard rates and we typically limit volume rebates to a few customers. These rebates have not been material in amount historically, nor do we expect them to be material in the near future. Our net revenues are derived primarily from the following offerings:

•	Full Service — we program our clients’ surveys, host them on our website infrastructure, invite our panelists to take the surveys and deliver the compiled data to our clients for their analysis and presentation.

•	Sample Solutions — clients that have their own programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to the Greenfield Online panel.
      In 2004 and 2003, our net revenues from full-service have been slightly higher than our sample solutions. We expect our relative mix of revenues to shift in favor of sample solutions during 2005 due primarily to the acquisition of goZing in February of 2005 as a result of goZing’s high percentage of sample solutions revenues.
      We typically experience a two-month lag between the time a bid for a project is submitted and the time the project is awarded. We monitor forward delivery demand using the bid data maintained on our customer relationship management software and the “win-rate” derived from this data in order to plan operational needs, such as the need to hire or reassign delivery personnel, and panel growth needs and composition.
      Once awarded, our typical project is usually completed in less than 45 days. We track the costs incurred on each project and defer cost recognition until such time as the project is delivered to the client. Upon delivery, the costs associated with the project are expensed and revenue is recognized.

Cost of Revenues
      Our direct costs associated with generating revenues primarily consist of the following items:

•	Project Personnel — Project personnel have three distinct roles: project management, survey programming and data processing. We maintain project personnel in the United States, Europe, Canada and India. Labor costs are specifically allocated to each project. We utilize an automated timekeeping system in which project personnel maintain estimates of time incurred for each specific project. Project personnel are paid quarterly bonuses based upon quality of service delivery, achievement of revenue goals associated with clients as well as achievement of corporate profit objectives.

•	Panelist Incentives — Our panelists receive cash and non-cash incentives for participating in our surveys. Each member of our panel has their own Greenfield Online incentive account that we maintain. Our panelists accrue incentives based upon a member qualifying for and completing a survey within a predetermined timeframe. The panel member may request and receive payment of his or her incentives at any point in time prior to expiration. Incentives generally expire one year after award as outlined in the terms and conditions available on our panelist website.

•	Data Processing — We perform the majority of the processing of survey data with our own professionals. Occasionally, we outsource certain data processing functions to third-party suppliers.

•	Outside Sample — Occasionally, clients will request that we supplement our sample with survey responses from individuals who are not members of the Greenfield Online panel. These requests may occur in situations where the customer requests augmentation of data collected from the Greenfield Online panel, as well as in markets in which we do not have panelists, typically certain international geographic sectors.

•	Other Direct Costs — Other direct costs may include the following: (i) fees paid to a third party for healthcare-related sample data retrieved from a panel of healthcare professionals developed by this third-party and (ii) fees paid to Microsoft Corporation (“Microsoft”) for surveys completed and sold using data from panelists we have obtained through the Microsoft Network (“MSN”). We intend to phase out our use of arrangements with third parties that require us to pay fees in connection with completed surveys. Also included in other direct costs are unearned stock-based compensation charges, which are amortized over the service period of options granted to project personnel.

•	Amortization of Internal Use Software — We include in cost of revenues amortization of capitalized software costs related to survey production. Over the last two years, we have migrated from developing the majority of our internal use software ourselves to using third-party best-of-breed survey solutions. This migration has tended to reduce the cost of such software and thus, has also reduced amortization expense.

Selling, General and Administrative Expenses
      As of December 31, 2004, we employed 41 individuals that support the sales and marketing of our Internet survey solutions. These sales professionals are compensated based upon project delivery and revenue recognition. Commissions are accrued when we deliver completed projects to our clients. In addition, we maintain the Greenfield Online panel with a staff of six panel management personnel. These individuals design programs geared toward panelist recruitment, retention and incentives and are also responsible for panel database design and development. Furthermore, we support our sales effort with a staff of four marketing professionals who design product pricing, promotional and distribution strategies. As of December 31, 2004, we employed 95 individuals who provide a foundation for these functions in the areas of executive, finance, human resources and information technology operations. This group is responsible for maintaining the infrastructure and support for the entire sales, delivery and panel teams. Also included in selling, general and administrative expenses are unearned stock-based compensation charges, which are amortized over the service period of options granted to selling, general and administrative personnel.

Panel Acquisition Expenses
      We continually add new members to the Greenfield Online panel in order to support growing demand for our products and services as well as to compensate for members who leave the panel in the ordinary course of our business. We incur costs to acquire members for our panel, including fees paid to procure new panelists from our webmaster affiliate program and through panel acquisition agreements with large Internet portals, special interest, age and ethnicity-related websites. We also incur costs related to incentives paid to Microsoft for recruiting panelists to the panel, costs to test potential panel sources before full recruitment roll-outs begin on specific websites and other costs associated with the panel recruitment process. These costs are expensed as incurred. We may also add members to the Greenfield Online panel by acquiring existing panels, as we did with the OpinionSurveys.com acquisition. In these cases, we are able to capitalize the purchase price of the panel we acquire and amortize the purchase price to operating expense over the estimated life of the acquired asset. In connection with panel members acquired as a result of the OpinionSurveys.com acquisition, approximately $148,000 of amortization expense was included in panel acquisition expenses for the year ended December 31, 2004.

Research and Development Expenses
      We employ a staff of professional technology personnel who develop proprietary solutions for panel database development and integrating client and third-party software solutions into our technology infrastruc-

ture. All costs associated with research and product development efforts are expensed as incurred and recorded under research and development expenses.
      As discussed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, costs relating to survey software development that meet the criteria for capitalization under GAAP are capitalized and amortized over the estimated period of benefit, usually two years.

Related Party Interest Income (Expense), Net
      Related party interest income (expense), net is comprised of: (i) paid-in-kind interest, calculated using the level-yield method on the note we issued to Greenfield Holdings, LLC in the principal amount of approximately $14 million in May 1999 (the “Holdings Note”); (ii) amortization of debt discount on the Holdings Note; (iii) interest expense on the notes issued to us by Hugh O. Davis, one of our executive officers, and Rudy Nadilo, our former chief executive officer; and (iv) the accretion on the Series C-2 Redeemable Non-Voting Preferred Stock beginning in July 2003 (all of the outstanding shares of the Series C-2 Redeemable Non-Voting Preferred Stock were redeemed in connection with our initial public offering in July 2004).

Provision for Income Taxes
      We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists.
Treatment of Sale of Custom Research Business
      We do not believe that the sale of the Custom Research Business qualified for discontinued operations treatment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), because (i) the business was not run separately from the Internet survey solutions business, (ii) a single income statement and cash flow statement was prepared on a combined basis for internal reporting purposes, (iii) we never attempted to capture and track cash flows of the Custom Research Business separately, and it would be impracticable for us to retrospectively develop meaningful information regarding these cash flows; and (iv) we had continuing involvement in the business under our alliance agreement, as both TNSI and its end customers relied on us to fulfill our obligations under contracts in process and as principal supplier of internet research to TNSI during the term of the agreement.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with Generally Accepted Accounting Principals in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. We recognize revenues when survey data is delivered to the client in accordance with the terms of our agreements. Research products are delivered within a short period, generally ranging from a few days to eight weeks. An appropriate deferral is made for direct costs related to contracts in process, and no revenue is recognized until delivery of the data has taken place. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are required to estimate contract losses, if any, and provide for such losses in the period they are determined and estimable. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed surveys to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our contracts are standardized, the earnings process is short and no single project accounts for a significant portion of our revenue.
      Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon actual volume rebates earned in connection with client contracts. The allowances for doubtful accounts are arrived at using a two-step methodology which takes into consideration specifically identified bad debts and an overall reserve for the entire receivable asset. During 2002, we sold the Custom Research Business, which historically had a high incidence of bad debt. The allowance for bad debts as reflected at December 31, 2004 and 2003 represented our best estimate of identified bad debts in our Internet survey solutions business. Over time we have experienced significantly lower levels of bad debt in our Internet survey solutions business than in the Custom Research Business. We believe that this is due to the shorter project lengths, size of individual projects billed for collection and prompt identification of problem accounts when bills are not paid in accordance with our normal commercial terms, which average net 30 days. We continue to refine our estimates for bad debts in our new Internet survey solutions business over time and have adjusted the required allowance for doubtful accounts as a result of our experience. While credit loss rates have historically been within our expectations and the provisions established, fluctuations in our future credit rate losses may negatively impact our financial results. During the year ended December 31, 2004, we increased our allowance for doubtful accounts to specifically address the risk associated with international expansion, as we do not have a long operating history outside of the United States.
      Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize.
      Panel Acquisition Expenses. Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include amortization of capitalized panel acquisitions costs, as well as, payments to third parties who source panelists from their databases and websites.
      Stock-Based Compensation. We have elected to follow Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). In 2002 and 2003, we granted certain options to purchase our common stock at exercise prices that were subsequently determined to be less than the fair value of our common stock and, as a result, we recorded deferred stock-based compensation expense which is amortized to earnings over the service period of the employee. In the notes to our consolidated financial statements, we provide pro forma disclosures in accordance with FAS 123.
      Accounting for equity instruments granted or sold by us under APB 25, FAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over-stated or under-stated. Equity instruments granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees and non-employees, and we estimated the fair value of the equity instruments based upon consideration of factors that we deemed to be relevant at the time.
      Currently, our equity incentive plans provide that the value of a unit of equity incentive is to be determined on the date of grant with reference to the closing sale price for a share of our common stock (or closing bid, if no sale was reported) as quoted on the Nasdaq National Market. Prior to the existence of a public trading market for our common stock, our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the liquidation preferences, dividend rights, voting control and anti-dilution protection attributable to our then-outstanding redeemable convertible preferred stock, the status of private and public financial markets, valuations of comparable private and public companies, the likelihood of achieving a liquidity event, our existing financial resources, our anticipated capital needs, dilution to common stockholders from anticipated future financings and a general assessment of future business risks, as such conditions existed at the time of the grant. Subsequent events or conditions that differ from these factors could have a material impact on stock compensation expense in our consolidated financial statements.
      Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount, which we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits only as reassessment indicates that it is more likely than not that these benefits will be realized. The reassessment requires us to review the positive and negative evidence available regarding the recoverability of the deferred tax assets. We have had net losses within the last three years. While we are currently profitable, we have concluded that there is uncertainty regarding the recoverability of our deferred tax assets. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.
      Earnings Per Share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Earnings per share (“EPS”), is sensitive to fair value estimation techniques, as this effects accretion estimates that are charged against income available to common stockholders. For our participating preferred securities, it is our policy to determine both basic and diluted EPS using the “two class” method as defined under SFAS 128. We determined this to be the appropriate method as it was more dilutive than the “if — converted” method.

Results of Operations

Year Ended December 31, 2004 Versus Year Ended December 31, 2003
      The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented.

	2004	%	2003	%

	($ In thousands)
Net revenues	$44,428	100.0%	$25,868	100.0%
Cost of revenues	11,081	24.9	8,884	34.3

Gross profit	33,347	75.1	16,984	65.7

Operating expenses:
Selling, general and administrative	21,454	48.3	12,127	46.9
Panel acquisition expenses	2,448	5.5	1,421	5.5
Depreciation and amortization	1,292	2.9	1,113	4.3
Research and development	1,002	2.3	626	2.4

Total operating expenses	26,196	59.0	15,287	59.1

Operating income	7,151	16.1	1,697	6.6

Other income (expense):
Interest income (expense), net	123	0.3	(440)	(1.7)
Related party interest income (expense), net	(1,093)	(2.5)	(55)	(0.2)
Other income, net	(52)	(0.1)	596	2.3

Total other income (loss)	(1,022)	(2.3)	101	0.4

Income before income taxes	6,129	13.8	1,798	7.0

Provision for income taxes	411	0.9	150	0.6

Net income	$5,718	12.9%	$1,648	6.4%

      Net Revenues. Net revenues for the year ended December 31, 2004 were $44.4 million, compared to $25.9 million for the year ended December 31, 2003, an increase of $18.5 million, or 71.7%. Net revenues increased due to an increase in the number of survey projects completed. This increase was seen primarily in the full-service and sample-only solutions and, to a lesser extent, in tracking studies. In addition, increased demand for our services was driven by market factors, including the need for customers to improve their profitability by using less costly Internet-based marketing research data and the impact of the Do Not Call registry on marketing research firms, which had previously relied heavily on telephone-based data collection methods. We believe that the revenue growth from Internet-survey solutions will continue to be strong in 2005, but the growth rate may decline slightly as compared with the year over year revenue growth experienced in 2004 as compared to 2003.
      Gross Profit. Gross profit for the year ended December 31, 2004 was $33.3 million, compared to $17.0 million for the year ended December 31, 2003, an increase of $16.3 million, or 96.3%. Gross profit for the year ended December 31, 2004 was 75.1% of net revenues, compared to 65.7% for the year ended December 31, 2003. Gross profit increased primarily due to the additional revenues described above and to the more productive use of panelist incentives as a result of a shift from cash incentive payments to a prize-based program, which positively impacted our gross margin by approximately 5.6 percentage points for the year ended December 31, 2004. Additionally, gross margin increased due primarily to a decline in costs related to direct project personnel as a result of our India expansion, whereby we moved a significant portion of survey production and data processing to our India facility during 2003. The shift to our India facility positively impacted our gross margin by approximately 4.3 percentage points for the year ended December 31, 2004. Our gross margin was reduced by 0.5 percentage points for the year ended December 31, 2004 primarily due to the increased use of outside sample. We utilize outside sample to supplement our panel when completing certain surveys, which we could not complete solely through the use of our panel.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $21.5 million, compared to $12.1 million for the prior year, an increase of $9.4 million or 76.9%. Selling expenses, primarily personnel costs and related commissions, increased by approximately $2.4 million as a result of hiring new sales and sales-support personnel in order to better promote our products and services. Personnel costs associated with general and administrative expenses increased approximately $2.9 million for the year ended December 31, 2004 as a result of hiring senior executives in panel and marketing management, staffing required in finance and administration to operate as a public company and the addition of personnel in panel and administration in our operations in India. Advertising and promotion increased approximately $594,000 for the year ended December 31, 2004 as we increased our spending in direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials. General and administrative expenses, excluding personnel costs, increased approximately $3.5 million for the year ended December 31, 2004 primarily as a result of public company expenses, recruitment fees for personnel additions, office expansion in India, Europe and Canada, insurance costs and other professional fees incurred to support our revenue growth and international expansion. Selling, general and administrative expenses as a percentage of net revenues increased to 48.3% for the year ended December 31, 2004 from 46.9% of the net revenue for the year ended December 31, 2003. We expect selling, general and administrative expenses to remain relatively consistent as a percentage of revenues in the near term and expect it to decline as a percentage of revenues toward the latter half of 2005, as we realize the benefit of low incremental variable costs associated with future revenue growth.
      Panel Acquisition Expenses. Panel acquisition expenses were $2.4 million for the year ended December 31, 2004, compared to $1.4 million for the year ended December 31, 2003, an increase of $1.0 million, or 72.3%. Panel acquisition expenses increased as a result of our continuing efforts to expand and diversify our panel, primarily in Europe and Canada, where we incurred approximately $1.0 million of additional panel acquisition costs for the year ended December 31, 2004. Additionally, the acquisition of the OpinionSurveys.com business in October 2004 added an additional $148,000 of amortization expense during the year. Our panel recruiting through MSN has declined significantly during the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting through MSN. Panel acquisition expenses were 5.5% of net revenues for each of the years ended December 31, 2004, and 2003. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to continue to decline as a percentage of revenues as a result of our recent acquisitions.
      Depreciation and Amortization Expenses. Depreciation and amortization expenses for the year ended December 31, 2004 were $1.3 million, compared to $1.1 million for the year ended December 31, 2003, an increase of $179,000, or 16.1%. This increase in depreciation and amortization expense occurred as a result of the 2004 capital expenditure plan associated with retooling our infrastructure, as well as the build out of our India facility. We expect that our depreciation and amortization expenses will continue to increase as a result of our recent acquisitions in 2005 as well as ongoing capital expenditures associated with supporting our revenue growth.
      Interest Income (Expense), Net. Interest income for the year ended December 31, 2004 was $123,000, compared to interest expense of $440,000 for the year ended December 31, 2003, an increase of $563,000. This increase in net interest income was due primarily to the interest earned on invested proceeds from our initial public offering in July 2004 and our follow-on public offering in December 2004. Additionally, we had lower debt levels outstanding during 2004 as compared to 2003.
      Related Party Interest Expense, Net. Related party interest expense for the year ended December 31, 2004 was $1.1 million compared to $55,000 for the year ended December 31, 2003. The increase in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2 Preferred Stock”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.

      Other Income (Expense), Net. Other expense for the year ended December 31, 2004 was $52,000, compared to other income of $596,000 for the year ended December 31, 2003. Other expense for the year ended December 31, 2004 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada. Other income for the year ended December 31, 2003 related primarily to the contingent gain on the sale of our Custom Research Business, which was completed in January 2002. The contingent gain could not be recognized until January 2003, when certain conditions were met and the cash was collected. For a further discussion of the sale of our Custom Research Business, see Note 3 to our consolidated financial statements.
      Provision (Benefit) for Income Taxes. We recorded an income tax provision for the year ended December 31, 2004 of $411,000, compared to $150,000 for the year ended December 31, 2003. Our effective tax rate was 6.7% for the year ended December 31, 2004, compared to 8.3% for the year ended December 31, 2003. The tax provision was primarily related to federal and state taxes that could not be offset by net operating loss carry-forwards. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). At December 31, 2004 and 2003, the valuation allowance fully offset the gross deferred tax asset. Due to our accumulated deficit position as of December 31, 2004 and because of our recent years’ cumulative loss position, we do not believe there is sufficient evidence to release any of our valuation allowance as of December 31, 2004, however, we will continue to reassess our need for a valuation allowance during 2005. As a result of this reassessment, we may reduce our valuation allowance when we believe we are more likely than not to realize such deferred tax assets.
      Net Income (Loss). Our net income for the year ended December 31, 2004 was $5.7 million, compared to $1.6 million for the year ended December 31, 2003. The increase in net income was primarily the result of increased revenues partially offset by increased selling, general and administrative expenses and panel acquisition expenses, and acceleration of the unamortized debt discount on our Series C-2 Preferred Stock as more fully described above. We believe that the trend towards increasing net income will continue in 2005. Net income per common share includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net loss available to common stockholders for the year ended December 31, 2004 includes a $28.1 million charge to common stockholders related to our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) liquidation preference, which arose as a result of our initial public offering. Net loss available to common stockholders for the year ended December 31, 2004 was $2.70 for basic and diluted, as compared to net income per share of $0.07 and $0.06, respectively, for basic and diluted for the year ended December 31, 2003. Excluding the $28.1 million charge for our Series B Preferred Stock liquidation preference, net income available to common stockholders would have been $3.8 million for the year ended December 31, 2004 and net income per common share would have been $0.42 and $0.39, respectively for basic and diluted.

Year Ended December 31, 2003 Versus Year Ended December 31, 2002
      The following table sets forth our results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented.

	2003	%	2002	%

	($ In thousands)
Net revenues:
Internet survey solutions	$25,868	100.0%	$14,416	96.8%
Custom research	—	—	470	3.2

Total net revenues	25,868	100.0	14,886	100.0
Cost of revenues	8,884	34.3	5,409	36.3

Gross profit	16,984	65.7	9,477	63.7

Operating expenses:
Selling, general and administrative	12,127	46.9	10,123	68.0
Panel acquisition expenses	1,421	5.5	713	4.8
Depreciation and amortization	1,113	4.3	1,802	12.1
Research and development	626	2.4	747	5.0

Total operating expenses	15,287	59.1	13,385	89.9

Operating income (loss)	1,697	6.6	(3,908)	(26.3)

Other income (expense):
Interest expense, net	(440)	(1.7)	(621)	(4.2)
Related party interest income (expense), net	(55)	(0.2)	69	0.5
Other income, net	596	2.3	1,497	10.1

Total other income	101	0.4	945	6.3

Income (loss) before income taxes	1,798	7.0	(2,963)	(19.9)

Provision (benefit) for income taxes	150	0.6	(569)	(3.8)

Net income (loss)	$1,648	6.4%	$(2,394)	(16.1)%

      Net Revenues. Net revenues from Internet survey solutions for the year ended December 31, 2003 were $25.9 million, compared to $14.4 million for the year ended December 31, 2002, an increase of $11.5 million, or 79.4%. Net revenues increased primarily due to an increase in the number of survey projects completed as well as an increase in the number of clients we serviced in 2003 over 2002. New revenue sources introduced early in 2003 contributed significantly to the increase in revenues from 2002 to 2003, including revenues from sample-only solutions of approximately $7.7 million and revenues from the healthcare segment of the Greenfield Online panel of approximately $3.4 million. Furthermore, demand for our services was driven by market factors, including the need for customers to improve profitability by using Internet-based marketing research data and the impact of the Do Not Call registry on marketing research firms whose franchises were previously predominantly telephone-based research solutions. Net revenues from custom research for the year ended December 31, 2003 decreased to zero from $470,000 in the year ended December 31, 2002. The decrease in custom research revenues was due to the sale of our Custom Research Business in January 2002 and our shift in strategy to providing Internet survey solutions.
      Gross Profit. Gross profit for the year ended December 31, 2003 was $17.0 million, compared to $9.5 million for the year ended December 31, 2002, an increase of $7.5 million, or 79.2%. Gross profit increased primarily due to the additional revenues described above. Gross profit as a percentage of net revenues increased due primarily to a decline in costs related to the amortization of capitalized survey software cost. As we migrated from development of our own survey software technology to using third-party technology, the associated costs for internal use software declined significantly. As a result of lower spending, the amounts capitalized and the related amortization have declined. Gross profit for the year ended December 31, 2003 was 65.7% of net revenues, compared to 63.7% for the year ended December 31, 2002.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $12.1 million, compared to $10.1 million for the prior year, an increase of $2.0 million or 19.8%. Selling expenses, primarily personnel costs and related commissions, increased by approximately $1.6 million as a result of additional resources aimed at promoting our services. General and administrative expenses increased primarily as a result of increased compensation expense of approximately $600,000 associated with executive compensation, as well as costs associated with our India and U.K. expansion, which began in 2003. In addition, amortization of unearned stock-based compensation in 2003 contributed to this increase. As a percentage of net revenues, selling, general and administrative costs decreased 21.1% primarily due to the overall increase in revenues generated by the additional sales efforts. Selling, general and administrative expenses were 46.9% of net revenues for the year ended December 31, 2003, compared to 68.0% for the year ended December 31, 2002.
      Panel Acquisition Expenses. Panel acquisition expenses were $1.4 million for the year ended December 31, 2003, compared to $713,000 for the year ended December 31, 2002, an increase of $708,000, or 99.3%. Panel acquisition expenses increased primarily as a result of our continuing efforts to expand and diversify our panel, including approximately $210,000 of investment in our European panels. Panel acquisition expenses were 5.5% of net revenues for the year ended December 31, 2003, compared to 4.8% for the year ended December 31, 2002.
      Depreciation and Amortization Expenses. Depreciation and amortization expenses for the year ended December 31, 2003 were $1.1 million, compared to $1.8 million for the year ended December 31, 2002, a decrease of $689,000, or 38.2%. The decrease was primarily due to a decrease in amortization expense of intangible assets and a decrease in depreciation expense of property and equipment. This decline in depreciation and amortization expense occurred as a portion of these assets became fully depreciated early in 2003.
      Interest Expense, Net. Interest expense for the year ended December 31, 2003 was $440,000, compared to $621,000 for the year ended December 31, 2002, a decrease of $181,000, or 29.1%. The decrease was due primarily to lower debt levels outstanding during the 2003 period, resulting from repayment of the outstanding debt balance under our revolving credit facility in October 2003 with cash generated from operations.
      Related Party Interest Income (Expense), Net. Related party interest expense for the year ended December 31, 2003 was $55,000, compared to related party interest income of $69,000 for the year ended December 31, 2002. This change was due to our recapitalization in 2002, which involved, among other things, the exchange of our related party convertible notes for preferred stock in 2002. In addition, the increase in related party interest expense was due to accretion of debt discount on certain shares of preferred stock issued in connection with our the recapitalization in December 2002.
      Other Income, Net. Other income for the year ended December 31, 2003 was $596,000, compared to $1.5 million for the year ended December 31, 2002. Other income for the year ended December 31, 2003 related primarily to the contingent gain on the sale of our Custom Research Business, which was completed in January 2002. The contingent gain could not be recognized until January 2003, when certain conditions were met and the cash was collected. Other income for the year ended December 31, 2002 related primarily to the gain on the disposal of the Custom Research Business. For a further discussion of the sale of our Custom Research Business, see Note 3 to our consolidated financial statements.
      Provision (Benefit) for Income Taxes. We recorded an income tax provision for the year ended December 31, 2003 of $150,000, compared to a benefit of $569,000 for the year ended December 31, 2002. The 2003 tax provision was primarily related to federal and state taxes that could not be offset by net operating loss carryforwards. In 2002, the tax benefit reflected a state research and development credit for which we received refunds.
      Net Income (Loss). Our net income for the year ended December 31, 2003 was $1.6 million, compared to a net loss of $2.4 million for the year ended December 31, 2002. The increase in net income is primarily the result of the increase in revenues partially offset by increased selling, general and administrative expenses and panel acquisition expenses, as more fully described above. Net income per common share for the year ended December 31, 2003 was $0.07 basic and $0.06 diluted, as compared to a net loss of $(6.42) basic and diluted for the year ended December 31, 2002.
Liquidity and Capital Resources
      Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $0.8 million. At December 31, 2004, we had approximately $96.1 million in cash and cash equivalents on hand, compared to approximately $3.7 million as of December 31, 2003, an increase of $92.4 million. This increase is primarily due to the proceeds from our initial public offering in July 2004 and our follow-on public offering in December 2004.
      Cash provided by operations for the year ended December 31, 2004 was $5.3 million, compared to $4.1 million for the year ended December 31, 2003. The increase in cash flow from operations in 2004 was primarily attributable to our increased profitability, being partially offset by an increase in net working capital requirements of approximately $4.8 million, the majority of which was associated with an increase in accounts receivable of $6.4 million. The increase in accounts receivable was primarily due to the increase in revenues in 2004 as compared to 2003 as well as an increase in days sales outstanding which was due to our largest client in 2003, TNSI, moving from terms which required prepayment for services in 2003 to standard commercial terms in 2004. Cash provided by operations for the year ended December 31, 2003 was $4.1 million, compared to $697,000 for the year ended December 31, 2002. The increase in cash flow from operations in 2003 was primarily attributed to our profitability and to improved working capital management.
      Cash used by investing activities was $23.0 million for the year ended December 31, 2004, compared to cash provided by investing activities of $295,000 for the year ended December 31, 2003. This increase in cash used by investing activities of $23.3 million was due primarily to the net purchases of marketable securities of $17.4 million, our acquisition of OpinionSurveys.com, which accounted for approximately $3.2 million and to our capital expenditure program initiated in 2004, which accounted for approximately $2.1 million over our 2003 capital expenditures. Cash provided by investing activities was $295,000 for the year ended December 31, 2003, compared to $539,000 for the year ended December 31, 2002. These amounts primarily represented net cash received from the sale of our Custom Research Business of $600,000 in 2003 and $1.4 million in 2002, offset by $305,000 and $558,000 of cash capital expenditures made in the ordinary course of business in 2003 and 2002, respectively.
      Cash provided by financing activities was $110.0 million for the year ended December 31, 2004, compared to cash used by financing activities of $2.5 million for the year ended December 31, 2003. The difference was primarily the result of the net proceeds from our initial public offering and our follow-on public offering, which were completed in July 2004 and December 2004, respectively. Cash used in financing activities was $2.5 million for the year ended December 31, 2003 as compared to $428,000 for the year ended December 31, 2002. The difference was primarily the result of higher repayments of our short-term debt in 2003.

      Our working capital at December 31, 2004 was $115.0 million, compared to $1.0 million at December 31, 2003, an increase of $114.0 million. The increase in working capital was primarily due to the net proceeds from our initial public offering in July 2004 and our follow-on public offering in December 2004. Excluding the effect of the increase in cash and marketable securities, working capital increases resulted from increased accounts receivable and prepaid expenses and other current assets. The increase in accounts receivable resulted from our additional revenues and the increase in our days sales outstanding as described above. Although our receivables and corresponding days sales outstanding increased, a significant portion of this increase occurred from business generated in December 2004, which resulted in large accounts receivable balances remaining current as of December 31, 2004. We believe that based on our history of insignificant bad debts and its improved accounts receivable aging, the allowances as recorded are adequate to cover our estimated potential future bad debts. The increase in prepaid expenses and other current assets was due primarily to increased insurance coverage that we obtained to manage the additional risk of operating as a public company, accrued interest receivable from our investments, which resulted from the excess proceeds from our common stock offerings, security deposits on current lease obligations and to increased deferred project costs. These increases in working capital were partially offset by an increase in accounts payable, which resulted from additional expenses incurred attributable to our increased personnel and costs related thereto; and to expanded international operations, including overhead costs. Our working capital at December 31, 2003 was $1.0 million, compared to a deficit of $1.9 million at December 31, 2002, an increase of $2.9 million. The increase in working capital was primarily due to our improved profitability resulting in increases in cash and accounts receivable and decreases in outstanding debt, partially offset by increases in accounts payable and accrued expenses as a result of growth in the number of our employees and in the size of our panelist base.
      We currently anticipate that our follow-on public offering has triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation of the amount of net operating loss carry forwards (“NOL(s)”) that we can utilize to offset future taxable income. We currently estimate that our use of NOLs to offset future taxable income will be limited to between $11 million and $14 million annually.
      We have maintained a banking relationship with Silicon Valley Bank (“SVB”) since September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. This credit facility allows for borrowings of up to $1.9 million, based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”), and bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The credit facility is collateralized by a pledge of our general assets and contains a covenant that requires us to achieve EBITDA (as defined in the credit facility) of $1.00 or more during each quarter that the facility is outstanding. In October 2003, we repaid the entire outstanding balance under the facility, and at December 31, 2003 the entire amount was available for borrowing, subject to the sufficiency of the Borrowing Base. On December 31, 2004, the Borrowing Base was sufficient to allow us to borrow the entire amount available under the credit facility, although we had no outstanding borrowings under the credit facility. Interest on the facility is payable monthly, and the entire balance of the facility, including principal, interest and unpaid charges, if any, is payable on August 22, 2005. In April 2004, we amended the credit facility to allow us to incur purchase money obligations, including capital leases, of up to $2,550,000 in the aggregate. In July 2004, we amended the credit facility again to allow us to maintain our primary deposit account outside of SVB through October 15, 2004. Upon the completion of our initial public offering, we deposited the net proceeds in a cash management account maintained outside of SVB. On October 15, 2004, we further amended the credit facility to convert our previously monthly-based performance covenants to quarterly-based covenants, and to allow us to maintain our primary depository account outside of SVB until December 31, 2004, when we deposited $25 million of our excess funds with SVB. In December 2004, we further amended the SVB credit facility to allow us to incur purchase money obligations, including capital leases of up to $4,000,000 in the aggregate.
      We also maintain an ongoing relationship with Somerset Capital Group Ltd. (“Somerset Capital”), a leasing company, to finance the acquisition of equipment, software and office furniture pursuant to leases, which we have recorded as capital leases. While we do not have a firm commitment from Somerset Capital to provide additional financing, Somerset Capital has indicated that it intends to finance our budgeted capital expenditures for 2005 within the United States if we request it to do so. In the event that Somerset Capital declined to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.
      At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
      We have an agreement with Microsoft under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with Microsoft, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to Microsoft for panelists they recruit and for surveys taken by MSN recruited panelists. In 2004, there has been a continued decline in panel recruitment through MSN and a decline in our use of MSN recruited panelists, resulting in lower payments to Microsoft in 2004 as compared to 2003, and we anticipate this decline to continue. On November 9, 2004, Microsoft exercised its right to terminate this agreement effective February 8, 2005. We no longer recruit panelists through MSN, but continue to pay survey fees for completed surveys. We anticipate that any increased liquidity associated with our decreasing reliance on MSN and MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources.
      In the year ended December 31, 2004, we incurred capital expenditures of $796,000 and $1.6 million related to India and North America, respectively. For fiscal 2005, we expect capital expenditures to total approximately $2.8 million, primarily for adding computer and networking capacity in North America. In the United States, capital expenditures were applied primarily to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, to upgrade personal computers for employees and to purchase new Internet telephony equipment to facilitate international communications. These capital expenditures were and will continue to be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our 2004 capital expenditures consisted primarily of leasehold improvements, office furniture, computer equipment, Internet telephony equipment and other costs associated with building our Indian facility. These expenditures were funded from our cash flow from operations and other available financing sources, including our credit facility. In addition, costs we have incurred and may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, have and will also be funded from our cash flow from operations and other available financing sources, including our credit facility.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies.
      There were no material changes outside the ordinary course of business in our contractual obligations during the year ended December 31, 2004, except for the Series C-2 Preferred Stock redemption payment and the Series B Preferred Stock conversion and dividend payment made in connection with our initial public offering. The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total at	Years Ended December 31,
	December 31,						2010 and
	2004	2005	2006	2007	2008	2009	thereafter

	($ In thousands)
Contractual obligations:
Capital lease obligations	$3,130	$1,253	$1,293	$584	$—	$—	$—
Non-cancelable operating lease obligations	7,261	1,697	1,541	1,450	1,395	1,178	—
Other long-term liabilities	159	51	55	47	6	—	—

Total contractual cash obligations	$10,550	$3,001	$2,889	$2,081	$1,401	$1,178	$—

      Based on our current level of operations and anticipated growth, we believe that our cash generated from operations, amounts available under our credit facility and future capital leasing arrangements with Somerset Capital, together with the net proceeds that we received from our initial public offering and our follow-on public offering, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. We may have the ability to realize our deferred tax assets in the future, which would result in significant tax benefits and cash savings, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.
Impact of Inflation
      Our results are affected by the impact of inflation primarily on production, operating costs and interest rates. The effects of inflation in changing prices on our net revenues and operations have not been material in the last three fiscal years. However, there has been deflationary pressure on selling prices, which requires us to monitor our operating costs and efficiencies. Due to the competitive nature of the marketing research industry, there can be no assurance that this negative pressure will not continue. Historically, we have used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on our operations.
Recently Issued Accounting Pronouncements
      See Note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on the consolidated financial statements.
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

We derived approximately 37% of our total net revenues from ten clients in fiscal 2004. If we were to lose, or if there were a material reduction in business from, these clients, our net revenues might decline substantially.
      Our ten largest clients accounted for approximately 37%, of our total net revenues for the year ended December 31, 2004. Additionally, two of our five largest clients in fiscal 2004 were owned by the same parent. Together they accounted for approximately 13% of our net revenues for the year ended December 31, 2004. If we lose business from any of our top ten clients, our net revenues might decline substantially.

We may not be able to successfully compete with marketing research firms and other potential competitors.
      The market for our products and services is highly competitive. We compete for clients with other Internet-based marketing research data collection firms, such as SPSS Service Bureau and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc., Ciao AG and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.
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
      Our employee base has grown from 54 in February 2002 to 281 as of December 31, 2004, including employees of our subsidiaries in India, the United Kingdom and Canada. If our business continues to grow, we could be required to hire a significant number of additional employees in the United States and abroad. The recruiting, hiring, training and integration of a large number of employees throughout the world will place a significant strain on our management and operational resources. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
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
      We have a substantial team of professionals in India who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

Potential acquisitions or investments in other companies may have a negative impact on our business and our stock price.
      As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition of OpinionSurveys.com and our current integration of our recent acquisitions of Rapidata.net and Zing Wireless, Inc. The risks we may face should we acquire or invest in complementary businesses include:

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
      The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which took effect on January 1, 2004, imposes a series of new requirements on the use of commercial email messages and directs the FTC to issue new regulations that define relevant criteria and to enforce the Act. Among other things, one proposal being examined by the FTC is a federal “Do Not Email” registry. The CAN-SPAM Act and the regulations enforcing the Act may significantly impact the manner in which we recruit and communicate with our panelists. It may also expose us to potential liability or require us to change or abandon our webmaster affiliate program and other recruitment techniques. We may also need to develop technology or systems to comply with the Act’s requirements for honoring “opt-out” requests. Additionally, there are many state statutes that purport to regulate the distribution of commercial email. If we cannot comply with the requirements of the CAN-SPAM Act or these state statutes, we may need to cease operating portions of our business, which could reduce our revenues.
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

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
      We operate primarily in the United States. However, our business is expanding both in the United States and internationally and as a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate and Debt Sensitivity.
      As of December 31, 2004, the Company had borrowings under capital leases and loans payable of approximately $3.3 million, most if which bears interest at fixed rates. As such, a hypothetical one percentage point increase in interest rates would not have a material impact on the Company’s earnings or cash flows. However, should the Company enter into other debt arrangements which bear interest at floating rates, actual increases or decreases in earnings and cash flows in the future could differ materially, from our historical experience based on the timing and amount of both interest rate changes and amounts borrowed by the Company.
Currency Exchange Rate Sensitivity.
      During the year ended December 31, 2004, approximately 6.3% of our revenues were derived from customers outside of the United States and approximately 4.3% of our revenues were invoiced in currencies other than U.S. Dollars. These amounts, while immaterial in the past, may become material in the future as we continue to expand internationally. Additionally, certain vendors associated with our international operations invoice us in amounts other than the U.S. Dollar. Currently, all of our subsidiaries have a functional currency of the U.S. Dollar. Therefore, our currency exchange risk is primarily attributable to accounts receivable and accounts payable denominated in currencies other than the U.S. Dollar. Holding all other variables constant, and assuming a hypothetical 10% adverse change in foreign currency exchange rates, the net impact on earnings would have been immaterial at December 31, 2004. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual revenues and expenses denominated in foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Greenfield Online, Inc. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets at December 31, 2004 and 2003	46
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	47
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	48
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	51
Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Greenfield Online, Inc.
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Greenfield Online, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 30, 2005

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$96,082	$3,721
Investments in marketable securities	17,400	—
Accounts receivable trade, net (net of allowances of $429, and $219 at December 31, 2004 and 2003, respectively)	10,537	4,234
Prepaid expenses and other current assets	1,245	498

Total current assets	125,264	8,453
Property and equipment, net	5,611	2,420
Other intangible assets, net	3,647	311
Security deposits and other assets	784	745

Total assets	$135,306	$11,929

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,868	$1,563
Accrued expenses and other current liabilities	5,892	4,579
Current portion of capital lease obligations	1,253	874
Deferred revenues	225	394

Total current liabilities	10,238	7,410
Capital lease obligations	1,877	705
Other long-term liabilities	113	84
Series C-2 mandatorily redeemable preferred stock	—	943

Total liabilities	12,228	9,142

Series B convertible preferred stock; par value $0.0001 per share; none authorized, issued and outstanding December 31, 2004 and 30,211,595 shares authorized, issued and outstanding December 31, 2003	—	9,114
Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock; par value $0.0001 per share; none authorized, issued and outstanding December 31, 2004 and 40,874,511 shares authorized, issued and outstanding December 31, 2003 (aggregate liquidation preference of $5,953 as of December 31, 2003)	—	4
Series C-1 convertible preferred stock; par value $0.0001 per share; none authorized, issued and outstanding December 31, 2004 and 74,627,182 shares authorized, issued and outstanding December 31, 2003 (aggregate liquidation preference of $9,127 as of December 31, 2003)	—	7
Common stock; par value $0.0001 per share; 100,000,000 and 13,605,479 shares authorized at December 31, 2004 and 2003, respectively; 21,001,103 and 2,054,485 shares issued and outstanding at December 31, 2004 and 2003, respectively	2	—
Additional paid-in capital	204,635	82,440
Accumulated deficit	(78,671)	(84,389)
Unearned stock-based compensation	(2,757)	(4,258)
Treasury stock, at cost
Common stock — 9,643 and none shares at December 31, 2004 and 2003, respectively	(131)	—
Note receivable from stockholder	—	(131)

Total stockholders’ equity (deficit)	123,078	(6,327)

Total liabilities, temporary equity and stockholders’ equity (deficit)	$135,306	$11,929

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Net revenues	$44,428	$25,868	$14,886
Cost of revenues	11,081	8,884	5,409

Gross profit	33,347	16,984	9,477

Operating expenses:
Selling, general and administrative	21,454	12,127	10,123
Panel acquisition expenses	2,448	1,421	713
Depreciation and amortization	1,292	1,113	1,802
Research and development	1,002	626	747

Total operating expenses	26,196	15,287	13,385

Operating income (loss)	7,151	1,697	(3,908)

Other income (expense):
Interest income (expense), net	123	(440)	(621)
Related party interest income (expense), net	(1,093)	(55)	69
Other income (expense), net	(52)	596	1,497

Total other income (expense)	(1,022)	101	945

Income (loss) before income taxes	6,129	1,798	(2,963)
Provision (benefit) for income taxes	411	150	(569)

Net income (loss)	5,718	1,648	(2,394)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	(63)	—
Charge to common stockholders for Series B convertible preferred stock	(28,054)	—	(3,873)
Cumulative dividends on Series B convertible preferred stock	(382)	(673)	(28)
Income allocable to participating preferred securities	(1,564)	(761)	—

Net income (loss) available to common stockholders	$(24,282)	$151	$(6,295)

Net income (loss) per share available to common stockholders
Basic	$(2.70)	$0.07	$(6.42)

Diluted	$(2.70)	$0.06	$(6.42)

Weighted average shares outstanding:
Basic	8,985	2,054	981

Diluted	9,722	2,347	981

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Series A		Series C-1
	Convertible		Convertible		Class A		Class B
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	40,875	$4	—	$—	1,350	$450	843	$281	—	$—
Year ended December 31, 2002:
Net loss for the year
Issuance of stock options
Stock option forfeitures
Stock issuance and conversion related to the recapitalization (Note 12)			74,627	7	(1,350)	(450)	(843)	(281)	2,051	—
Effect of modification to Series A preferred stock
Discount on Series C-2 redeemable preferred stock liquidation preference
Series B convertible preferred stock liquidation preference
Cumulative dividends on Series B convertible preferred stock
Amortization of unearned stock based compensation
Fees paid related to stock issuance and recapitalization

Balance at December 31, 2002	40,875	4	74,627	7	—	—	—	—	2,051	—
Year ended December 31, 2003:
Net income for the year
Issuance of stock options
Exercise of stock options									3
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference
Cumulative dividends on Series B convertible preferred stock
Amortization of unearned stock based compensation

Balance at December 31, 2003	40,875	4	74,627	7	—	—	—	—	2,054	—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(58)								(5)
Conversion of preferred shares into common at the initial public offering	(40,817)	(4)	(74,627)	(7)					10,422	2
Issuance of shares pursuant to the initial public offering									4,000
Issuance of shares pursuant to the follow-on public offering									4,500
Exercise of stock options									30
Cumulative dividends on Series B convertible preferred stock
Stock option forfeitures
Amortization of unearned stock based compensation

Balance at December 31, 2004	—	$—	—	$—	—	$—	—	$—	21,001	$2

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands)

		Treasury Stock

				Series A
	Additional	Class A Common		Preferred		Common Stock
	Paid-In
	Capital	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	$80,146	(1,247)	$(16,868)	—	$—	—	$—
Year ended December 31, 2002:
Net loss for the year
Issuance of stock options	1,087
Stock option forfeitures	(157)
Stock issuance and conversion related to the recapitalization (Note 12)	13,715	1,247	16,868
Effect of modification to Series A preferred stock	(8,430)
Discount on Series C-2 redeemable preferred stock liquidation preference	1,232
Series B convertible preferred stock liquidation preference	(8,413)
Cumulative dividends on Series B convertible preferred stock	(28)
Amortization of unearned stock based compensation
Fees paid related to stock issuance and recapitalization	(263)

Balance at December 31, 2002	78,889	—	—	—	—	—	—
Year ended December 31, 2003:
Net income for the year
Issuance of stock options	4,284
Exercise of stock options	3
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference	(63)
Cumulative dividends on Series B convertible preferred stock	(673)
Amortization of unearned stock based compensation

Balance at December 31, 2003	82,440	—	—	—	—	—	—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(38)			58	(56)	5	(75)
Conversion of preferred shares into common at the initial public offering	9			(58)	56	4	(56)
Issuance of shares pursuant to the initial public offering	46,310
Issuance of shares pursuant to the follow-on public offering	76,427
Exercise of stock options	25
Cumulative dividends on Series B convertible preferred stock	(382)
Stock option forfeitures	(156)
Amortization of unearned stock based compensation

Balance at December 31, 2004	$204,635	—	$—	—	$—	9	$(131)

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands)

	Note	Unearned		Total
	Receivable	Stock Based	Accumulated	Stockholders’
	from Officer	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 2001	$(75)	$(1,898)	$(83,643)	$(21,603)
Year ended December 31, 2002:
Net loss for the year			(2,394)	(2,394)
Issuance of stock options		(1,087)		—
Stock option forfeitures		157		—
Stock issuance and conversion related to the recapitalization (Note 12)	(58)			29,801
Effect of modification to Series A preferred stock				(8,430)
Discount on Series C-2 redeemable preferred stock liquidation preference				1,232
Series B convertible preferred stock liquidation preference				(8,413)
Cumulative dividends on Series B convertible preferred stock				(28)
Amortization of unearned stock based compensation		1,572		1,572
Fees paid related to stock issuance and recapitalization				(263)

Balance at December 31, 2002	(133)	(1,256)	(86,037)	(8,526)
Year ended December 31, 2003:
Net income for the year			1,648	1,648
Issuance of stock options		(4,284)		—
Exercise of stock options	2			5
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference				(63)
Cumulative dividends on Series B convertible preferred stock				(673)
Amortization of unearned stock based compensation		1,282		1,282

Balance at December 31, 2003	(131)	(4,258)	(84,389)	(6,327)
Year ended December 31, 2004:
Net income for the year			5,718	5,718
Repossession of shares in payment of note receivable from officer	131			(38)
Conversion of preferred shares into common at the initial public offering				—
Issuance of shares pursuant to the initial public offering				46,310
Issuance of shares pursuant to the follow-on public offering				76,427
Exercise of stock options				25
Cumulative dividends on Series B convertible preferred stock				(382)
Stock option forfeitures		156		—
Amortization of unearned stock based compensation		1,345		1,345

Balance at December 31, 2004	$—	$(2,757)	$(78,671)	$123,078

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$5,718	$1,648	$(2,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,845	1,398	2,490
Amortization of contract asset	17	200	183
Stock based compensation	1,345	1,282	1,572
Non-cash interest expense (income)	1,093	55	(69)
Impairment of other intangible assets	—	—	95
(Gain) loss on disposal of property and equipment	(2)	—	23
Gain on sale of Custom Research Business	—	(600)	(1,497)
Provision for doubtful accounts and other sales allowances	125	(6)	6
Changes in assets and liabilities, net:
Accounts receivable	(6,425)	(2,139)	(437)
Deferred project costs	(23)	(10)	57
Other current assets	(605)	(2)	(263)
Security deposits	(136)	66	52
Other assets	(60)	—	—
Accounts payable	1,303	576	(104)
Accrued expenses and other current liabilities	1,312	1,623	1,483
Deferred project revenues	(169)	(40)	(500)

Net cash provided by (used in) operating activities	5,338	4,051	697

Cash flows from investing activities:
Purchases of marketable securities	(31,900)	—	—
Sales of marketable securities	14,500	—	—
Proceeds from sale of Custom Research Business	—	600	1,400
Proceeds from sale of property and equipment	32	—	—
Expenses paid in connection with the sale of the custom research business	—	—	(303)
Purchase of business	(3,189)	—	—
Additions to property and equipment and intangibles	(2,404)	(305)	(558)

Net cash provided by (used in) investing activities	(22,961)	295	539

Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,000	—	27
Repayments under credit facility	(1,000)	(1,216)	—
Increase (decrease) in other long-term liabilities	26	(282)	367
Increase (decrease) in book overdraft	—	(31)	31
Legal fees paid in conjunction with recapitalization	—	—	(263)
Proceeds of options exercised	24	2	—
Proceeds from subscriptions receivable from management	—	2	—
Net proceeds from initial public offering	46,310	—	—
Net proceeds from follow-on public offering	76,427	—	—
Payment of Series C-2 Preferred Stock liquidation preference	(2,052)	—	—
Payment of Series B dividend liquidation preference	(9,496)	—	—
Principal payments under capital lease obligations	(1,257)	(964)	(590)

Net cash (used in) provided by financing activities	109,982	(2,489)	(428)

Effect of exchange rate changes	2	—	—
Net increase (decrease) in cash and cash equivalents	92,361	1,857	808
Cash and cash equivalents at beginning of the period	3,721	1,864	1,056

Cash and cash equivalents at end of the period	$96,082	$3,721	$1,864

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$288	$412	$599
Income taxes	356	116	—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$2,808	$545	$49
Repossession of shares in payment of note receivable from officer	169	—	—
Exchange of bridge notes into equity	—	—	4,007
Exchange of accrued related party interest into equity	—	—	4,785
Exchange of notes payable for Series B convertible preferred stock	—	—	8,413
Issuance of Series C-2 redeemable preferred stock	—	—	2,053
Cumulative dividends on Series B convertible preferred stock	382	673	28
Accretion of Series C-2 redeemable preferred stock dividends	—	63	—
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization of Business, Nature of Business and Basis of Presentation:

Organization and Basis of Presentation
      Greenfield Online, Inc. (the “Company” or “Greenfield”), was originally incorporated in the State of Connecticut on September 28, 1995. Until May 17, 1999, Andrew S. Greenfield and certain members of his family owned all of its capital stock. On May 17, 1999, the Company’s then-existing management and a group of new investors executed a management buyout (the “Management Buyout”), in which approximately 97% of the Company’s outstanding common stock was acquired by Greenfield Holdings, LLC (“Greenfield Holdings”), an entity formed for the sole purpose of the Management Buyout. This transaction was accounted for as a leveraged recapitalization, in which the basis of Greenfield Holdings’ investment in the Company was reflected in the Company’s financial statements, giving rise to goodwill and certain other intangible assets, which have been substantially amortized or written off prior to 2002. From 1999 until 2002, the Company expended significant funds to build the Greenfield Online panel and its Internet-based technology infrastructure.
      In December 2002, the Company’s controlling stockholders completed a recapitalization of its capital structure, which included the issuance of new senior equity securities, the issuance of common stock and a reverse split of the previously issued Class A and Class B Common Stock into common stock at a ratio of 0.41987 to 1 (the “Recapitalization”), during which Greenfield Holdings was dissolved. For all periods presented, all share information reflects the 0.41987 reverse split as part of the Recapitalization.
      For information purposes, we refer to the “Predecessor” for the period prior to the Management Buyout (May 17, 1999), the “Successor” for the period subsequent to the Management Buyout.

Nature of Business
      The Company is a leading independent provider of Internet survey solutions to the global marketing research industry and derives 100% of its revenues from Internet data collection products and services. The Company actively manages the Greenfield Online panel, a 100% Internet-based panel of individuals who participate in the Company’s surveys.
      Over the past 10 years, the Company has developed proprietary management techniques and technologies that allow it to actively manage the Greenfield Online panel. It uses these techniques to conduct Internet surveys and seeks to refresh and enhance its panel profiles, enabling the delivery of higher-value survey data to its clients. The Company’s automated technology platform allows the Company to perform a large volume of surveys simultaneously, and its global production capabilities provide survey programming, data collection and processing services.
      The Company targets its Internet survey solutions to full service marketing research and consulting firms in the United States and the world’s top marketing research companies. The Company employs an “outsourcing” business model that allows it to partner with its clients to leverage their global sales forces.

International Expansion — India and Europe
      In July 2003, the Company began operations in Europe and in addition, it incorporated Greenfield Online Private Limited in Gurgaon, India (“GFOL India”) for the purpose of providing the Company with data processing and survey programming services. In August 2003, the Company incorporated under the laws of the United Kingdom, through its wholly-owned subsidiary Greenfield Online Europe, Ltd. (“GFOL Europe”) to provide the Company with a presence in Europe to meet the expected increase in demand for the Company’s Internet survey solutions in Europe. In March 2004, the Company formed Greenfield Online Canada, Ltd. (“GFOL Canada”) in order to expand its North American operations to cover the Canadian market.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity and Capital Resources
      The Company has a limited operating history and, until 2003, the Company had historically sustained net losses and negative cash flows from operations. In addition, the Company had an accumulated deficit at December 31, 2004 and 2003. The Company’s prospects are subject to the risks and uncertainties frequently encountered by companies in the relatively new and rapidly evolving markets for Internet products and services. These risks include, but are not limited to: the failure to further develop and extend the Company’s Internet survey solutions; the rejection of Internet-based marketing research by companies in favor of more traditional methods; the inability of the Company to maintain and increase the Greenfield Online panel; failure to compete effectively for new clients; as well as other risks and uncertainties. In addition, the Company has growth plans, which include hiring new personnel and expanding internationally. The Company’s current financial resources and available borrowing capacity have limitations, and the Company’s rapid growth plans may require additional capital and further financial flexibility. In the event the Company does not successfully implement its business strategy, certain assets may not be recoverable.
      In July 2004, the Company completed its initial public offering. Net proceeds to the Company from the offering totaled approximately $34.8 million, after paying underwriters’ commissions of approximately $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, payment of approximately $2.1 million to fund the mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock and costs associated with the initial public offering, amounting to approximately $2.1 million.
      In December 2004, the Company completed a follow-on public offering. Net proceeds to the Company from the offering totaled approximately $76.4 million, after paying underwriters’ commissions of approximately $4.5 million and costs associated with the follow-on public offering, amounting to approximately $0.8 million.

Reverse Stock Split and Initial Public Offering
      In July 2004, the Company completed its initial public offering of its common stock. In connection with the initial public offering, the Company effected a reverse one-for-14 split of the Company’s outstanding common stock on July 7, 2004. Upon the completion of the initial public offering, all shares of the Company’s Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2 Preferred Stock”) were redeemed and all outstanding shares of the Company’s Series A Convertible Participating Preferred Stock, Series B Preferred Stock Convertible Participating Preferred Stock, and Series C-1 Convertible Participating Preferred Stock (“Series C-1 Preferred Stock”) were converted into shares of common stock on a one-for-14 basis.

Note 2 —	Summary of Significant Accounting Policies:
      The following are the significant accounting policies followed by the Company:
      Consolidation. The consolidated financial statements include the accounts of Greenfield, its wholly-owned and controlled subsidiaries GFOL India, GFOL Europe, as well as GFOL Canada. All significant intercompany transactions have been eliminated in consolidation.
      Revenue Recognition. The Company recognizes revenues for services when the research or survey data is delivered in accordance with the terms of the agreements. Research products are delivered within a short period generally ranging from a few days to eight weeks, and there are no significant obligations remaining after delivery. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determined and estimable. Provision for rebates offered to certain customers are recorded against revenue in

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the period that such rebates are earned. Syndicated (recurring) research services are on a subscription basis for periods of up to one year. Subscription revenues are recognized ratably over the term of the related contract as services were provided.
      Except as discussed in Note 3, the Company did not have multiple element transactions during any periods presented.
      Cost of Revenues. The Company’s direct costs associated with generating revenues primarily consist of project personnel, which relates to labor costs associated with a project; panelist incentives, which represent cash and non-cash incentives paid to individuals who complete surveys; data processing, which represents processing of survey data; outside sample, which represent costs incurred to supplement the Company’s panel; amortization of internal use software, which relates to amortization of capitalized software costs related to survey production; and other direct costs related to survey production.
      Cash and Cash Equivalents. The Company considers all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.
      Investments in Marketable Securities. The Company invests in certain marketable securities with original maturities greater than 90 days, which have interest rates that reset periodically in an auction process. These securities are classified as current Investments in Marketable Securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Further, the Company’s position in these securities has been liquidated subsequent to December 31, 2004.
      The table below provides the fair value of available-for-sale securities by type as of December 31, 2004 (in thousands):

Investment Type	Fair Value

U.S. State debt obligations	$15,400
Corporate debt securities	2,000

Fair value as of December 31, 2004	$17,400

      Translation of Foreign Currencies. The Company began operations outside the United States during the year ended December 31, 2003. In all circumstances, the functional currency is the U.S. Dollar, all assets and liabilities of foreign subsidiaries are remeasured at the year-end (current) exchange rates and components of revenues and expenses are remeasured at average exchange rates for the year. The effects of currency rate changes are included in “other income and expense” in the accompanying statement of operations and are not material.
      Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. For the year ended December 31, 2004, no one customer accounted for more than 10% of the Company’s net sales, although two of the Company’s five largest customers are owned by the same parent, GfK AG. Together GfK-Custom Research, Inc. and GfK-ARBOR, LLC accounted for approximately 13% of the Company’s net revenues in 2004. The ten largest customers of Greenfield (including both GfK-Custom Research and GfK-ARBOR, LLC as separate customers) accounted for approximately 37%, 53% and 65% of the Company’s net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The ten largest accounts receivable balances of Greenfield accounted for approximately 34%, 38% and 47% at December 31, 2004, 2003 and 2002, respectively.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon actual volume rebates earned in connection with client contracts. The allowance for uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on repayment. Allowances for customer credits are determined based primarily on volume rebates earned by the customer. Accounts receivable allowances were $429,000 and $219,000 as of December 31, 2004 and 2003, respectively.
      Property and Equipment. The Company depreciates its assets over their estimated useful lives. The estimated useful lives range from: 2 to 5 years for equipment; 7 years for furniture and fixtures; the shorter of the estimated useful life of the related asset or the life of the lease for leasehold improvements; and 4 years for automobiles. Property and equipment are carried at historical cost, include amounts under capital leases and are depreciated using the straight-line method. Repair and maintenance expenditures are expensed as incurred.
      Goodwill and Other Intangible Assets. The excess of the cost over the fair value of the net assets acquired in the Management Buyout were recorded as intangible assets and allocated to “customer base,” “workforce” and “panel members,” which were amortized on a straight-line basis over the estimated useful lives of the related assets, 2.5 years, 3.5 years and 4 years, respectively. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001, which was effective for the Company on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized, and instead, be tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. The Company conducted its initial review as of January 1, 2002 and determined that an impairment existed. The Company therefore recorded an impairment charge of $93,000 for the year ended December 31, 2002, which is included in “Selling, general and administrative” expense in the accompanying statement of operations.
      Long-lived Assets. The Company reviews other long-lived assets, including property and equipment and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which is estimated, primarily using the present value of the estimated future cash flows.
      Software Costs. The Company follows the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) to account for the costs of computer software. Costs associated with development of code and the purchase or license of software from external vendors, including upgrades, which are used to run the Company’s Internet survey solutions are capitalized and amortized to cost of services over the estimated useful life, typically two years.
      The Company expenses as incurred all costs associated with new product development whether performed by employees or outside consultants, including reengineering, process mapping, feasibility studies, data conversion, and training incurred solely to extend the useful life of the existing software. In addition, the Company expenses as incurred the costs associated with maintenance of current technologies.
      Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount, which the Company expects to realize in

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the future. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits only as reassessment indicates that it is more likely than not that these benefits will be realized. In addition, the Company continuously evaluates its tax contingencies and recognizes a liability when it believes that it is probable that a liability exists and can be reasonably estimated.
      Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash, short-term securities, accounts receivable, capital lease obligations, accounts payable, accrued expenses, and other short and long-term borrowings. The face value of the Company’s debt approximates its fair value and is included in the balance sheet at its face amount net of an applicable discount. The fair value of such debt is estimated based on quoted market prices for the same or similar issues offered to the Company for debt with the same or similar remaining maturities and terms. Where applicable, discounts are based upon the estimated relative fair value of common stock purchase warrants issued with the debt.
      Panelist Incentives. The Company’s panelists receive incentives for participating in the surveys from the Company, which are earned by the panelist when the Company receives a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. The Company accrues incentives as incurred, and reverses expirations to the statement of operations as the expirations occur. For the year ended December 31, 2004, unclaimed incentives represented approximately 12% of total incentives accrued, while unclaimed incentives represented less than 10% of total incentives accrued for the years ended December 31, 2003 and 2002. This increase in the percentage of unclaimed incentives during the year ended December 31, 2004 is due primarily to the shift in the Company’s incentive program away from cash payments to a program emphasizing prize-based incentives, which the Company instituted in April 2004. As a result of this shift, the amount of unclaimed incentives resulting from the Company’s historically cash-based program has increased relative to the diminishing amount of cash incentives the Company awards. The amount of unclaimed incentives is representative of unclaimed incentives experienced in prior periods, but fluctuations in this amount may affect the Company’s results of operations in future periods.
      Panel Acquisition Expenses. Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include payments to third parties who source panelists from their databases and websites. Additionally, the amortization of acquired panel members are treated as panel acquisition expenses. During 2004 and as a result of the acquisition of OpinionSurveys.com the Company included approximately $148,000 of amortization expense associated with the acquired panel members.
      Research and Development. Research and development costs are expensed as incurred. Such costs primarily include direct costs for salaries, employee benefits and sub-contractors engaged in product development activities.
      Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for such awards. Under APB No. 25, compensation is determined to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so determined is deferred in stockholders’ deficit and then recognized over the service period for the stock option or award.
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS 123 in these financial statements and the information regarding the net income (loss) determined as if the Company had accounted for its stock options under the fair value method.
      The following table illustrates the effect on net income (loss) available to common stockholders and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data).

	Years Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$5,718	$1,648	$(2,394)
Add: Stock-based employee compensation expense included in net income (loss) as recorded	1,345	1,282	1,572
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects*	(3,415)	(1,421)	(1,435)

Pro forma net income (loss)	3,648	1,509	(2,257)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	(63)	—
Charge to common stockholders for Series B convertible preferred stock	(28,054)	—	(3,873)
Cumulative dividends on Series B convertible preferred stock	(382)	(673)	(28)
Income allocable to participating preferred securities	(1,129)	(646)	—

Pro forma net income (loss) available to common stockholders	$(25,917)	$127	$(6,158)

Net income (loss) per share as reported:
Basic	$(2.70)	$0.07	$(6.42)
Diluted	$(2.70)	$0.06	$(6.42)
Pro forma income (loss) per share:
Basic	$(2.88)	$0.06	$(6.28)
Diluted	$(2.88)	$0.05	$(6.28)

*	Prior year estimates to the pro forma compensation expense have been adjusted to reflect actual forfeitures. The effects of these adjustments amounted to $2.4 million and $2.7 million, respectively for 2003 and 2002 or $0.87 per share-basic and $0.86 per share-diluted for 2003 and $2.72 per share-basic and diluted for 2002.
      For the year ended December 31, 2004, stock based compensation expense amounted to $1.3 million, of which $1.1 million was recorded in selling, general and administrative expenses and $204,000 was recorded in cost of revenues. For the year ended December 31, 2003, stock based compensation expense amounted to $1.3 million, of which $1.2 million was recorded in selling, general and administrative expenses and $62,000 was recorded in cost of revenues. For the year ended December 31, 2002, stock based compensation expense amounted to $1.6 million, of which $1.5 million was recorded in selling, general and administrative expenses and $33,000 was recorded in cost of revenues.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees.

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	3.29%	2.35%	1.45%
Weighted average expected life (years)	5	5	5
Volatility factor	60%	72%	63%
Forfeiture rates	—	—	—
Expected dividend yield	—	—	—
      Stock compensation arrangements to nonemployees are accounted for in accordance with SFAS 123, as amended by SFAS 148 and FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25”, using the fair value approach. The compensation costs of these arrangements are amortized to expense over the service period as earned.
      Net income (loss) per share. The Company reports net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. Due to the participation features of the Company’s Series A, Series B Preferred Stock and Series C-1 Preferred Stock, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of 12,441, 24,449 and 228,384 were excluded from the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, as they would be anti-dilutive. The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	8,985	2,054	981
Dilutive effect of stock option grants	720	289	—
Dilutive effect of warrants	17	4	—

Diluted number of common and potential common shares outstanding	9,722	2,347	981

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Use of Estimates. The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant assumptions and estimates relate to the determination of accrued expenses, liabilities for panelist incentives and stock-based compensation, certain asset valuations including deferred tax asset valuations and the useful lives of property and equipment and internal use software. Actual results could differ from those estimates.

Recently Issued Accounting Standards.
      Stock-Based Compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our third quarter beginning July 1, 2005 and apply to all awards granted, modified or cancelled after that date.
      The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of July 1, 2005 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123. The Company is currently evaluating the impact of this standard on future earnings.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. As a result of the adoption of SFAS 150, its Series C-2 Preferred Stock (all of the outstanding shares of which were redeemed in connection with the Company’s initial public offering in July 2004) has been classified between liabilities and equity at December 31, 2002 and was reclassified to a liability at December 31, 2003 because the Company was required to redeem all of the Series C-2 Preferred Stock upon the completion of its initial public offering.
      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. In December 2003, the FASB issued FIN 46R to provide additional clarifications to FIN 46 and deferred the latest date by which FIN 46 must be applied by a company for

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
variable interest entities acquired after January 31, 2003, to the first annual reporting period beginning after December 15, 2004. FIN 46 is currently effective for all variable interest entities created or acquired after January 31, 2003, and has not and is not expected to have a material impact on the Company’s financial position or results of operations.
      In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. EITF 00-21 has not and is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 —	Sale of Custom Research Business:
      The Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell the assets of its custom research business (the “Custom Research Business”) to Taylor Nelson Sofres Operations, Inc. (“TNSO”), which was completed on January 31, 2002. For the sale, the Company received approximately $2,000,000 at closing and an additional $600,000 during 2003, when certain conditions in the Asset Purchase Agreement were met. The sale of the Custom Research Business comprised the conveyance of 19 full-time employees, all contracts of the Custom Research Business and a sublease of certain office space. Further, the Company gave up its right to perform custom research for end-user clients for a period of three years.
      Contemporaneously with the execution of the Asset Purchase Agreement, the Company entered into an Alliance, License and Supply Agreement (the “Alliance Agreement”) with TNSI, an affiliate of TNSO, originally maturing on January 30, 2007. During the term of the Alliance Agreement, TNSI was required to bring substantially all of its U.S.-based custom marketing research and Internet sample requirements business to the Company, with a contractual minimum of $200,000 per month of qualifying revenue (as defined in the Alliance Agreement) from purchases of sample and other services in the first year, increasing to a minimum of $300,000 per month in the second year, for a total of $5,400,000 in guaranteed payments over the first two years. The Alliance Agreement also specified no payments for the first three months’ services in 2002. Since the Company was required to provide the services, it treated $600,000 of the cash received upon sale of the Custom Research Business as an advance deposit on the first three months of services under the Alliance Agreement. Accordingly, the Company viewed the total contractual payments for the Alliance Agreement to be approximately $6,000,000. In December 2003, the minimum purchases, as required under the Alliance Agreement, were satisfied by TNSI.
      The Company determined that the two agreements with TNSO and TNSI constituted a multiple element arrangement in which the stipulated proceeds from the sale, and the stipulated guaranteed payments in the Alliance Agreement, were required to be allocated between the sale transaction and the Alliance Agreement. The Company obtained an independent valuation of the Custom Research Business sold and the Alliance Agreement. The Company also compared the pricing in the Alliance Agreement to that of similarly situated customers using the guidance in EITF 00-21. In determining the most appropriate allocation of fair value, the Company weighted most significantly the value of its research services sold separately to these customers based upon the fact that the Company’s prices for services to third parties are more objective and verifiable than estimating the value of the business disposed of. Accordingly, at the time, the Company determined that the fair value of the future services amounted to approximately $5,600,000. The $400,000 difference between the contractual amount of $6,000,000 and the fair value of the services of $5,600,000 was recorded as a contract asset upon sale of the Custom Research Business and the simultaneous signing of the

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alliance Agreement. This asset was amortized against revenue during 2002, 2003 and 2004 on a straight-line basis, which is substantially similar to the pattern in which the services were provided. The Company recorded a pre-tax gain on the sale of the Custom Research Business in the amount of $1,497,000 and $600,000 in year ended December 31, 2002 and 2003, respectively, as a result of this transaction, which is included in “other income (expense)” in the accompanying statement of operations. The $600,000 gain was recorded in 2003, when the associated contingencies lapsed and the cash was received.
      On November 26, 2003, the Company and TNSI amended the Alliance Agreement to provide that: the term would expire on December 31, 2006, with no automatic renewal rights; that the Company would be allowed to sell Internet data collection services to end-users; and that during the term of the Alliance Agreement, TNSI and NFO Worldgroup, Inc (“NFO”), which Taylor Nelson Sofres plc, the parent company of TNSO, had acquired in 2003, would provide the Company with an opportunity to bid on substantially all of TNSI and NFO’s third-party U.S.-based Internet consumer sample business.

Note 4 —	Prepaid Expenses and Other Current Assets:
      Prepaid expenses and other current assets consisted of the following at December 31, 2004, and 2003 (in thousands):

	December 31,

	2004	2003

Other non-trade receivables	$56	$28
Prepaid expenses	356	350
Prepaid insurance	367	5
Deferred project costs	92	68
Contract asset (Note 3)	—	17
Other	374	30

	$1,245	$498

Note 5 —	Property and Equipment, net:
      Property and equipment, net consisted of the following at December 31, 2004 and 2003 (in thousands):

	Estimated		December 31,
	Useful
	Life-Years		2004	2003

Computer and data processing equipment	2-5		$8,498	$5,423
Leasehold improvements	2-5	*	1,505	1,366
Furniture and fixtures	7		1,732	1,097
Telephone system	5		606	281
Automobile(s)	4		88	88

			12,429	8,255
Less: Accumulated depreciation			(6,818)	(5,835)

Property and equipment, net			$5,611	$2,420

*	Lesser of the estimated life of the asset or the life of the underlying lease.
      Depreciation expense amounted to $1,285,000, $1,025,000 and $1,624,000 for the years ended December 31, 2004, 2003 and 2002, respectively including amounts recorded under capital leases. In the years ended

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, 2003 and 2002, the Company disposed of assets with a net book value of $30,000, none and $23,000, respectively, primarily telephone systems in 2004 and telephone systems and furniture and fixtures in 2002.
      Included in property and equipment above are assets acquired under capital leases, which are summarized below at December 31, 2004 and 2003 (in thousands):

	December 31,

	2004	2003

Computer and data processing equipment	$5,066	$3,030
Leasehold improvements	30	—
Furniture and fixtures	1,232	947
Telephone system	594	241
Automobile	58	58

	6,980	4,276
Accumulated depreciation	(3,639)	(3,024)

Assets under capital leases, net	$3,341	$1,252

Note 6 —	Other Intangible Assets, Net:
      Other intangible assets consists of the following at December 31, 2004 and 2003 (in thousands):

	Estimated	December 31,
	Useful
	Life-Years	2004	2003

Internal use software	2	$2,317	$2,047
Panel members	4	2,849	712
Domain names and service marks	10	340	—

		5,506	2,759
Less: Accumulated amortization		(1,859)	(2,448)

Other intangible assets, net		$3,647	$311

      Amortization of internal use software amounted to $405,000, $285,000 and $688,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in cost of revenues in the accompanying statement of operations. Amortization of other intangible assets (excluding internal use software) amounted to $155,000, $88,000 and $178,000 for the years ended December 31, 2004, 2003 and 2002. During 2004, the Company wrote off internal use software and panel members, each with a zero net book value, and a cost of $438,000 and $712,000, respectively.
      The weighted average remaining life for intangible assets at December 31, 2004 was approximately 3.9 years and amortization expense for the year ended December 31, 2004 was $559,000. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount

2005	$1,247
2006	$851
2007	$754
2008	$598
2009	$34

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the recurring losses from operations, as well as certain downsizing efforts, management performed an evaluation of the recoverability of these assets and determined that the estimated fair value was less than the carrying value of certain software costs that had no future use and recorded an impairment charge of $2,000 for the year ended December 31, 2002, which is included in “Selling, general and administrative” expenses in the accompanying statement of operations.
      On October 21, 2004, the Company completed its purchase of certain intangible assets from The Dohring Company for a total purchase price of $3.2 million in cash. The assets acquired by the Company include the complete OpinionSurveys.com Internet-based panel, certain profile information contained in its database, title to certain domain names as well as certain intellectual property associated with the OpinionSurveys.com panel. As a result of this transaction, the Company recorded approximately $2.9 million of the purchase price to the OpinionSurveys.com internet-based panel and related data and approximately $340,000 to intangible assets, including domain names and service marks.
      Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at December 31, 2004 and 2003 (in thousands):

	December 31,

	2004	2003

Internal use software	$62	$13
Accumulated amortization	(16)	(10)

Assets under capital leases, net	$46	$3

Note 7 —	Acquisition of Business:
      On October 21, 2004, the Company completed the purchase of certain assets relating to the OpinionSurveys.com’s Internet-based panel members from The Dohring Company for a total purchase price of $3.2 million in cash. The assets acquired by the Company include the complete OpinionSurveys.com panel, certain profile information contained in its database, title to the domain names “OpinionSurveys.com” and “OpinionSurvey.com”, as well as certain intellectual property associated with the OpinionSurveys.com panel. As a result of this transaction, the Company recorded approximately $2.9 million of the purchase price to the OpinionSurveys.com internet-based panel and related data and approximately $340,000 to intangible assets, including domain names and service marks. The results of operations of OpinionSurveys.com were included in the results of the Company beginning October 22, 2004.
      Therefore, for each of the periods presented, the unaudited pro forma financial information presented herein gives effect to the acquisition of these assets from The Dohring Company. The following unaudited pro forma consolidated statements of income for each of the years ended December 31, 2004 and 2003 were prepared to illustrate the estimated effects of the acquisition of the OpinionSurveys.com business. The unaudited pro forma consolidated statements of income assume that this acquisition occurred at January 1, 2003.
      The unaudited pro forma financial information presented is derived from the audited financial statements of Greenfield Online as of and for the year ended December 31, 2004. The unaudited pro forma financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Greenfield, including the notes thereto, appearing elsewhere in this Form  10-K. The unaudited pro forma financial information does not purport to be indicative of the results of operations or financial condition that would have been reported had the events occurred on the dates indicated, nor does it purport to be indicative of the results of operations, or financial condition that may be achieved in the future.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values (in thousands) of the assets acquired and the estimated useful lives of each of the assets at the date of acquisition.

	Estimated
	Useful	October 21,
	Life-Years	2004

Panel members	4	$2,849
Domain names and service marks	10	340

Net assets acquired		$3,189

      The weighted average remaining life for intangible assets at October 21, 1004 was approximately 4.3 years.
      The following table summarizes the estimated pro forma effects (in thousands) of the acquisition of the OpinionSurveys.com business assuming the acquisition occurred on January 1, 2003

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

	(Unaudited)	(Unaudited)
	(In thousands, except per
	share data)
Net revenues	$44,428	$25,868

Operating income	$8,202	$1,502

Net income	$6,698	$1,469
Less: Accretion of Series C-2 redeemable preferred stock dividends	(28,054)	(63)
Cumulative dividends on Series B convertible preferred stock	(382)	(673)
Income allocable to participating preferred securities	(1,564)	(761)

Net loss available to common stockholders	$(23,302)	$(28)

Net loss per share available to common stockholders:
Basic	$(2.59)	$(0.01)

Diluted	$(2.59)	$(0.01)

Weighted average shares outstanding:
Basic	8,985	2,054

Diluted	9,722	2,347

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Accrued Expenses and Other Current Liabilities:
      Accrued expenses and other current liabilities consisted of the following at December 31, 2004 and 2003 (in thousands):

	December 31,

	2004	2003

Accrued payroll and commissions	$1,439	$1,499
Panelist incentives	896	1,118
Accrued panel costs	1,076	401
Income and other taxes payable	481	323
Fees associated with the follow-on public offering	350	—
Software license liability	269	223
Customer deposits	118	235
Other	1,263	780

	$5,892	$4,579

      For the years ended December 31, 2004, 2003 and 2002, the Company reversed panelist incentives accrual of $357,000, $250,000 and $85,000, respectively, to record the expirations of the incentives.
      The Company has arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, the Company pays MSN for network traffic routed to the Company’s website where participants respond to its surveys. The Company also incurs a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to the Company’s website through MSN, which are included in panel acquisition expense, amounted to $130,000, $1,147,000 and $621,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2003, MSN began charging the Company fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenues, amounted to $827,000 and $214,000 for the year ended December 31, 2004 and 2003, respectively.

Note 9 —	Related Parties:
      During 2003, the Company paid $83,000 in consulting fees to stockholders of GFOL India in connection with its incorporation. This agreement related primarily to recruiting and training employees.

Notes receivable from Stockholders
      In conjunction with the Management Buyout, the Company paid $500,000 to the former sole stockholder of the Predecessor on behalf of an officer of the Company, Mr. Davis, and Mr. Nadilo, an officer at the time who has since resigned. In exchange, Mr. Nadilo and Mr. Davis issued the Company two non-recourse promissory notes (the “Promissory Notes”) in the amounts of $425,000 and $75,013, respectively. The cash paid to Mr. Nadilo and Mr. Davis was used to purchase 1,048,050 and 184,950 shares, respectively, of the Company’s Class A Common Stock (“Class A”) from the sole stockholder of the Predecessor in 1999. The Promissory Notes were collateralized with the shares of Class A, bore interest at a rate of 5.3% per annum, and one of the Promissory Notes that matured on May 17, 2004 and may have been repaid in whole or in part at any time without penalty. The Company’s sole recourse against Mr. Nadilo and Mr. Davis was limited to the shares of Class A, which were later combined with the Company’s Class B Common Stock (“Class B”) into one class of common stock as part of the Recapitalization.
      The Class A, purchased by Mr. Nadilo and Mr. Davis with the proceeds of the Promissory Notes was restricted because the Company had the right to repurchase the Class A for its original purchase price from

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
either one of these officers if their employment terminated for any reason. The restrictions on the Class A lapsed and the Class A became vested 25% one year after the Management Buyout and 12.5% each six-month period thereafter until four years had expired from the date of the Management Buyout. Under Emerging Issues Task Force Abstract 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features” (“EITF 95-16”), these Promissory Notes were treated as stock option awards with variable plan accounting treatment.
      On March 3, 2000, Greenfield’s management, Mr. Nadilo and Mr. Davis agreed to amend these Promissory Notes to make them full recourse notes (the “Recourse Note(s)”). In accordance with EITF 95-16, variable plan accounting treatment ceased and the Company recorded unearned stock-based compensation expense in the amount of $8,039,000. This unamortized unearned stock-based compensation is being amortized to expense over the remaining service term.
      In April 2001, the Company accepted the resignation of Mr. Nadilo, the Company’s then Chief Executive Officer, who surrendered all of his Class A in full payment of his Recourse Note and the Company reversed the remaining $2,555,000 unearned stock-based compensation to additional paid in capital, with respect to Mr. Nadilo. In the aggregate, with respect to these Notes, the Company amortized $1,444,000, $192,000 and $48,000 of stock-based compensation expense in the statement of operations for the years ended December 31, 2001, 2002 and 2003, respectively, leaving a remaining balance of $44,000 to be amortized through March 3, 2004. At December 31, 2003, the principal amount of $131,000 was recorded as a “Note receivable from stockholder” in stockholders’ deficit.
      In connection with the Company’s issuance of Series A Convertible Participating Preferred Stock to other investors in March 2001, Mr. Davis borrowed $56,285 from the Company to purchase Class B from Greenfield Holdings. In exchange for the cash, Mr. Davis issued a promissory note in the aggregate amount of $56,285 with an annual compounding interest rate of 8% and maturing on May 17, 2004. The loan was collateralized by the shares of Class B, which were later combined with Class A into one class of common stock as part of the Recapitalization. Mr. Davis failed to repay the notes on May 17, 2004. The Company provided Mr. Davis with a notice of default and, on May 23, 2004, the Company repossessed a portion of the shares pledged as collateral pursuant to the pledge agreement with a value equal to the amounts due under the notes, including interest thereon. The Company recorded interest income associated with this note receivable of $15,000, $5,000 and $5,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Related Party Interest Expense
      The Company had related party interest expense of $1.1 million and $55,000, respectively for the years ended December 31, 2004 and 2003, and income of $69,000 for the year ended December 31, 2002. The $1.1 million in 2004 relates primarily to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, which was redeemed on July 25, 2004 using the proceeds from our initial public offering.

Note 10 —	Revolving Credit Facility:
      The Company has a credit facility with Silicon Valley Bank (the “SVB Credit Facility”) in the amount of $1,875,000 at December 31, 2004 and 2003 based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”). The SVB Credit Facility bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility is collateralized by the general assets of the Company, matures on August 22, 2005 and is subject to a covenant, which requires the Company to achieve certain performance targets each month that the SVB Credit Facility is outstanding. No amounts were outstanding under the SVB Credit Facility at December 31, 2004 or 2003. In addition, the Company paid interest in the amount of $95,000, $122,000 and $158,000,

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, for each of the years ended December 31, 2004, 2003 and 2002 associated with the SVB Credit Facility.
      In April 2004, the Company amended the SVB Credit Facility to increase the amount of permitted liens, including capital lease obligations, to $2,550,000 from $750,000. In July 2004, the Company amended the SVB Credit Facility again to allow the Company to maintain its primary depository account outside of SVB until October 15, 2004. On October 15, 2004, the Company further amended the SVB Credit Facility to convert its previously monthly-based performance covenants to quarterly-based covenants, and to allow the Company to maintain its primary depository account outside of SVB until December 31, 2004, when a portion of our excess funds was deposited with SVB, the amount of which was determined between us and SVB. In December 2004, the Company further amended the SVB Credit Facility to increase the amount of permitted liens, including capital lease obligations, to $4,000,000.
      During the quarter ended March 31, 2004, GFOL India, a subsidiary of the Company, entered into a $1.5 million loan facility agreement with the Company. Borrowing under the facility carries an interest rate of LIBOR plus 2% and matures in three years. At December 31, 2004, $700,000 was outstanding under this loan facility, which has been eliminated in the accompanying consolidated financial statements.

Note 11 —	Redeemable or Convertible Preferred Stock:

Series C-2 Redeemable Non-Voting Preferred Stock
      During the Recapitalization described in Note 12, the Company issued an aggregate of 10,000 shares of Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 per share (“Series C-2 Preferred Stock”), in satisfaction of debt then outstanding of $1,537,000, plus accrued interest of $516,000 (“Series C-2 Aggregate Proceeds”) of the existing stockholders. At the date of issuance, the Company recorded a discount of $1,232,000, which is the difference between the stated value and the estimated fair market value of Series C-2 Preferred Stock and was recorded as a component of additional paid-in capital. The initial carrying value was being accreted to redemption value over the redemption period.
      Commencing on the second anniversary of the Recapitalization, the Series C-2 Preferred Stock holders would be entitled to receive aggregate cumulative dividends at an annual rate of 10.5% on the Series C-2 Aggregate Proceeds. The dividends would be paid when, as and if declared by the board, upon liquidation or redemption, as defined.
      Series C-2 Preferred Stock holders had liquidation rights equal to the Series C-2 Aggregate Proceeds, plus all accrued and unpaid dividends. The Series C-2 Preferred Stock was pari passu with the Series C-1 Preferred Stock with regard to liquidation preference, and senior to all other equity securities of the Company.
      The Company could have redeemed the Series C-2 Preferred Stock at any time, in whole or in part, for an amount, prorated according to the number of shares redeemed, equal to the Series C-2 Aggregate Proceeds, plus accrued and unpaid dividends, if any. The Series C-2 Preferred Stock was mandatorily redeemable by the Company on May 17, 2009, or earlier upon the occurrence of: (i) an initial public offering of its securities of not less than $30 million in aggregate proceeds and a per share offering price greater than $14.00 (“Qualified IPO”) or (ii) the Company entering into any transaction of merger or consolidation where aggregate cash consideration received by the Company was in excess of $20 million. In June 2004, the Company’s stockholders amended the Company’s certificate of incorporation to define a Qualified IPO as an initial public offering of the Company’s securities for not less than $30 million in aggregate proceeds where, if consummated following December 31, 2004, the offering price is at least $14.00 per share.
      As discussed in Note 2, the Company adopted the provisions of SFAS 150. As a result of adopting SFAS 150, Series C-2 Preferred Stock, which had previously been classified between liabilities and equity in the Company’s Consolidated Balance Sheet, was reclassified to “Series C-2 mandatory redeemable preferred

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock,” a new liability caption, upon adoption of SFAS 150 as of July 1, 2003. As of December 31, 2003, the mandatorily redeemable preferred stock balance was $943,000. Subsequent to the adoption of SFAS 150, the accretion related to this instrument, which was previously reported as “accretion of preferred stock dividends” in the Company’s Consolidated Statements of Operations, were subsequently accounted for as a component of interest expense. SFAS 150 does not permit reclassification of prior year amounts.
      In July 2004, upon the completion of the initial public offering, the shares of Series C-2 Preferred Stock were redeemed for approximately $2.1 million, resulting in the recording of $1.1 million to related party interest expense, which amounted to the then unamortized discount on the Series C-2 Preferred Stock .

Series B Convertible Preferred Stock
      During the Recapitalization described in Note 12, the Company issued an aggregate of 30,211,595 shares of Series B Preferred Stock. The Series B Preferred Stock was issued in satisfaction of the then outstanding Greenfield Holdings Promissory Notes of $12,600,000, plus accrued interest of $4,228,000, (the “Series B Aggregate Proceeds”).
      The holders of Series B Preferred Stock were entitled to receive a cumulative dividend at an annual rate of 4% of the Series B Aggregate Proceeds. Dividends were payable upon conversion into shares of common stock by the Company. Dividends were accreted to the carrying value of Series B Preferred Stock in the accompanying balance sheet at December 31, 2003. No dividends were paid until the Series C-2 Preferred Stock had been redeemed in full. All Series B Preferred Stock stockholders had liquidation rights equal to $0.2785 per share, plus declared and unpaid dividends. These liquidation rights were junior to both Series C-1 Preferred Stock and Series C-2 Preferred Stock, and senior to all other equity securities of the Company.
      The Series B Preferred Stock securities contained settlement provisions, which required the holder to receive cash and common stock upon redemption. Each holder of Series B Preferred Stock had the option to convert such holder’s shares of Series B Preferred Stock into shares of Common Stock of the Company at an initial conversion price of $0.2785, subject to equitable adjustments for stock splits, stock dividends, recapitalizations, and the like. Upon conversion, such holder also received its per share portion of the Series B Preferred Stock liquidation rights plus all declared and unpaid dividends.
      As the liquidation rights were redeemable by the holders upon conversion, the Company classified the Series B Preferred Stock between liabilities and equity in the accompanying balance sheet at December 31, 2003. As further discussed in Note 12, the Recapitalization was considered a capital transaction among related parties, and the exchange of debt for Series B Preferred Stock is included within the line item “Stock issuance and conversion related to the Recapitalization” in the accompanying consolidated statement of changes in convertible preferred stock and stockholders’ deficit. Immediately following the Recapitalization, the Company reclassified $8.4 million from additional paid-in-capital to Series B Preferred Stock in order to reflect Series B Preferred Stock at its liquidation preference. In addition, upon issuance of Series B Preferred Stock, the Company recorded a charge of $3.9 million to income available to common stockholders based upon the difference between the estimated fair value of the Series B Preferred Stock at such time and the liquidation preference amount.
      In July 2004, upon the completion of the initial public offering, the shares of Series B Preferred Stock were redeemed for a combination of cash and common stock. In accordance with EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, $28.1 million was recognized as a charge against income available to common stockholders, representing the excess of the fair value of the consideration given to extinguish the Series B Preferred Stock (cash and common stock) over the carrying value (plus accrued and unpaid dividends) of the preferred shares at the date of redemption.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Stockholders’ Equity:

Recapitalization
      On December 27, 2002, our stockholders, who were also the holders of all of its outstanding subordinated indebtedness, completed the Recapitalization. The Recapitalization resulted in the issuance by the Company of three newly created classes of Preferred Stock, an amendment to the rights and preferences of the then outstanding Series A, the conversion of the then outstanding Class A and Class B Common Stock (“Class A” and “Class B,” respectively) into a single class of common stock, and a combination (reverse-split) of the resulting class of common stock. The newly created classes of Preferred Stock were designated respectively as the Series B Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock and included in the accompanying balance sheet at December 31, 2003. Because the Recapitalization was a transaction exclusively among the existing holders of the Company’s subordinated debt and equity securities, the transaction is considered to be merely a change in the legal form and in the rights and preferences of the Company’s subordinated debt and equity securities. Accordingly, there was no gain or loss recognized from the exchange of the preferred and common equity securities and no gain or loss on the early subordinated debt extinguishment following the guidance of Footnote 1 of APB No. 26, “Early Extinguishment of Debt.” Instead, the Recapitalization is considered to be a capital transaction between related parties.
      As a result of the Recapitalization, on an aggregate basis, the holders of Series C-1 Preferred Stock, Series B Preferred Stock, Series A and common stock represented approximately 85% of the voting interest in the Company. These same stockholders also maintained approximately the same voting interest as they held prior to the Recapitalization.

Common Stock
      The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 100,000,000 shares of $0.0001 par value common stock. Effective with the Management Buyout and up until the Recapitalization, the Company had two classes of common stock, Class A and Class B. In liquidation, Class B had a preference over the Class A, and would receive a 7% cumulative return on its original price per share. As a result of the Recapitalization, the Company converted all of its then outstanding Class B and Class A into a single class of Common Stock and reverse-split such class. As a result, the Company had 945,147 shares of common stock outstanding immediately following this conversion.
      The Company also sold 1,105,753 shares of common stock to certain members of the Company’s management and an independent member of the board of directors (the “Restricted Common Stock”). The Restricted Common Stock was sold for par value and, for the members of management, was restricted stock subject to a vesting schedule. The Restricted Common Stock vested 50% upon grant, and the balance over a two-year period, which would accelerate upon certain conditions. The holders of the Restricted Common Stock entered into a voting agreement with the Company and its largest stockholders which provides that management had the right to vote only its vested stock, and only then for so long as the individual remained employed by the Company. The major stockholders shared a proxy for each individual’s unvested stock in all circumstances and his vested stock if he left the Company. Further, the Company and all holders of the Restricted Common Stock entered into Sale Bonus Agreements, (the “Sale Bonus Agreements”) under which the holders of the Restricted Common Stock would receive a cash bonus in the event of a sale of the Company. In the event of a sale, the sales bonus provides for a cash payout of $0.0865 per dollar of net liquidation proceeds above $14 million as long as net liquidation proceeds were approximately $26.7 million. At the date of the Recapitalization, 543,289 Restricted Common Stock shares were subject to restriction and 562,464 vested immediately. The parties to each of the Sale Bonus Agreements agreed to terminate the agreements upon the completion of the Company’s initial public offering.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At the date of Recapitalization, the Company recorded a deferred compensation charge of approximately $534,000 for unvested Restricted Common Stock and charged to compensation expense $553,000 for the Restricted Common Stock that vested immediately as the estimated fair market value of the underlying Restricted Common Stock shares exceeded the amount paid in by management. As the restricted unvested underlying common stock issued to management was subject to a vesting schedule, the compensation charge was deferred and was amortized on a straight-line basis over the vesting period. Accordingly, the Company amortized $256,000, $267,000 and $11,000, respectively for the years ended December 31, 2004, 2003 and 2002. Unearned stock-based compensation related to Restricted Common Stock was approximately none and $256,000 as of December 31, 2004 and 2003, respectively.
      During the quarter ended March 31, 2004, the Company accelerated the vesting of the remaining 25% of the Restricted Common Stock. The acceleration resulted in the Company recognizing the remaining $256,000 of unamortized stock based compensation cost. The intrinsic value of the unvested Restricted Common Stock at the date of modification was approximately $3.75 million in excess of the intrinsic value measured at the original measurement date. In accordance with Financial Interpretation Number 44 (“FIN 44”), “Accounting for Certain Transactions Involving Common Stock,” a charge for this excess is only recorded in the consolidated financial statements to the extent that management believes the holders of the Restricted Common Stock would terminate employment prior to the original vesting terms. Management did not expect the holders to terminate employment.

Series A Convertible Participating Preferred Stock
      During 2001, the Company completed the offering of 40,874,511 shares of preferred stock, designated as Series A Convertible Participating Preferred Stock, par value $0.0001 per share (“Series A”), for $0.2913 per share for aggregate proceeds of $11,456,000, net of cash issuance costs of $279,000 and inclusive of the conversion of unsecured 10% subordinated promissory notes, plus accrued interest and the receipt of a note receivable from a stockholder (see Note 9).
      During the Recapitalization the original terms of the Series A were modified. The modifications included (i) a reduction in voting strength from 49.13% to 22.81%, (ii) a 50% reduction in the Series A liquidation rights coupled with a downgrade in seniority, (iii) waiver of all guaranteed dividends and accrued dividends, which may have existed prior to the Recapitalization, (iv) adjustment to the Series A conversion price and (v) waiver of all protective provisions originally granted to Series A holders. As a result of these modifications, the Company recorded a charge of $8.4 million to reduce additional paid-in-capital associated with the Series A stock to its then correct market value.
      The holders of Series A were entitled to receive dividends when, as, and if, declared by the Board of Directors and with the Common Stock on an “as-converted” basis. No dividends would be paid until the Series C-2 Preferred Stock was redeemed in full (see Note 11).
      Series A stockholders had liquidation rights aggregating to $5,953,000 plus declared and unpaid dividends. These amounts are to be received upon a liquidation and after the deduction of the liquidation rights due to the Series C-2 Preferred Stock, Series C-1 Preferred Stock and Series B Preferred Stock and all amounts due under the Sale Bonus Agreement.
      At the option of the stockholder, each share of Series A could be converted into common stock at an initial conversion price of $0.2913 per share, subject to adjustments. Upon conversion, declared and unpaid dividends, if any, convert into common stock at a price equal to the fair value of the Common Stock at the time of conversion. In July 2004, upon the completion of the initial public offering, the Series A was converted into 2,915,559 shares of common stock.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C-1 Convertible Participating Preferred Stock
      During the Recapitalization, the Company issued an aggregate of 74,627,182 shares of Series C-1 Preferred Stock in satisfaction of the then outstanding bridge notes of $4,007,000, plus accrued interest of $557,000, (the “Series C-1 Aggregate Proceeds”) of the existing stockholders.
      Each outstanding share of Series C-1 Preferred Stock was entitled to receive dividends when, as and if declared by the Board of Directors. No dividends would be paid until Series C-2 Preferred Stock has been redeemed in full (see Note 11).
      All Series C-1 Preferred Stock stockholders had liquidation rights equal to $0.1223 per share, plus declared and unpaid dividends. Series C-1 Preferred Stock ranks pari passu with the Series C-2 Preferred Stock with regard to liquidation preference, and senior to all other equity securities of the Company and would be entitled to liquidation preference equal to two times its original purchase price plus accrued and unpaid dividends.
      At the option of the stockholder, each share of Series C-1 Preferred Stock could be converted into common stock at an initial conversion price of $0.0612 per share, subject to adjustments. Upon conversion, declared and unpaid dividends, if any, convert into common stock at a price equal to the fair value of the Common Stock at the time of conversion. In July 2004, upon the completion of the initial public offering the Series C-1 Preferred Stock was converted into 5,330,526 shares of common stock.

Unearned Stock-Based Compensation
      The Company has awarded certain stock option and warrant grants in which the fair value of its underlying stock on the date of grant exceeded the exercise price. As a result, the Company has recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, the Company has amortized $1,345,000 and $1,282,000 and $1,572,000 of stock based compensation expense in the statement of operations for the years ended December 31, 2004, 2003 and 2002, respectively, related to these option grants. Stock-based compensation cost for the year ended December 31, 2003 totaled $1,282,000, including compensation cost of $48,000 related to the notes receivable from a stockholder. Stock-based compensation expense for the year ended December 31, 2002 totaled $1,572,000, including compensation cost of $192,000 related to the notes receivable from stockholders. In connection with options forfeited the Company wrote off $156,000, none and $157,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the year ended December 31, 2004, 2003 and 2002, respectively.

Warrants
      On December 3, 1999, in conjunction with the establishment of a bank facility, the Company issued a warrant to purchase 11,986 shares of Class A at an exercise price of $50.12 per share (“Warrant”) to a debt holder. The Warrant was exercisable immediately, expired on December 3, 2004 and contained anti-dilution provisions. In connection with the Company’s Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A and Class B and their reverse split, the Warrant was adjusted to be exercisable to purchase 21,212 of Common Stock at an exercise price of $28.28 per share. The Warrant with respect to all 21,212 shares was outstanding at December 31, 2003.
      On March 3, 2000, in connection with a debt financing, the Company issued a warrant to purchase 9,990 shares of Class A at an exercise price of $50.12 to Greenfield Holdings (the “Holdings Warrant”). The Holdings Warrant was exercisable immediately, expired on March 3, 2005 and contained anti-dilution provisions. In connection with the Company’s Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A and Class B and their reverse split, the Holdings Warrant was adjusted to be exercisable to purchase 4,268 shares of Common Stock at an exercise price of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$117.18 per share. In December 2002, Greenfield Holdings was dissolved and the Holdings Warrant was distributed to the members of Greenfield Holdings. As of December 31, 2004 and 2003, the Holdings Warrant with respect to all 4,268 shares was outstanding.
      In August 2001, in connection with establishing the SVB Credit Facility, the Company issued a warrant to purchase 49,041 shares of Class A at an exercise price of $4.08 per share to the creditor (the “SVB Warrant”). The SVB Warrant was immediately exercisable, expires on August 9, 2006 and contains anti-dilution provisions. In connection with the Company’s Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A and Class B and their reverse split, the SVB Warrant was adjusted to be exercisable to purchase 26,857 shares of Common Stock with an exercise price of $7.42 per share. The SVB Warrant with respect to all 26,857 shares was outstanding at December 31, 2004 and 2003. The SVB Warrant was exercised in January 2005, for which 17,059 shares were issued.

Treasury Stock
      In May 1999, Hugh O. Davis, one of the Company’s executive officers, borrowed $75,000 from the Company in order to purchase shares of the Company’s common stock. In connection with the loan, Mr. Davis executed and delivered to the Company a promissory note maturing on May 17, 2004 in the principal amount of $75,000. In March 2001, Mr. Davis borrowed an additional $56,000 from the Company in order to purchase shares of the Company’s securities from Greenfield Holdings and executed and delivered to the Company a promissory note maturing on May 17, 2004 in the principal amount of $56,000. Mr. Davis failed to repay the notes on May 17, 2004. The Company provided Mr. Davis with a notice of default and, on May 23, 2004, the Company repossessed a portion of the shares pledged as collateral pursuant to the pledge agreements with a value equal to the amounts due under the notes, including interest thereon. The repossession of the shares was recorded as treasury stock, offsetting the note receivable from stockholder.

Note 13 —	Stock Options:

1999 Stock Option Plan
      The Company maintains a stock option plan that enables key employees, directors and consultants of the Company to purchase shares of common stock of the Company (the “1999 Plan”). The Company grants options to purchase its common stock based upon valuations determined by the Board of Directors, which is generally equal to the fair market value of the Company’s common stock on the date of grant. Options under the 1999 Plan generally vest over four years; 25% on the anniversary of the date of grant and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant.
      On September 12, 2003 the Company amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2004, options to purchase 872,059 shares were outstanding and 22,930 options to purchase shares of common stock were available for grants under the 1999 Plan at December 31, 2004.

2004 Equity Incentive Plan
      The Company’s board of directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”) on April 1, 2004 and its stockholders approved it on April 1, 2004. The 2004 Equity Plan became effective upon the completion of the Company’s initial public offering in July 2004. Unless sooner terminated by the board of directors, the 2004 Equity Plan will terminate on March 31, 2014, the day before the tenth anniversary of the date that the plan was adopted by the Company’s board of directors. The 2004 Equity Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses, restricted stock awards, and stock appreciation rights, which may be granted to the Company’s employees (including officers), directors and consultants. Equity incentives are generally granted at the fair market value on the date of grant and vest over

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
four years; 25% on the anniversary of the date of grant and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant.
      The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2004 Equity Plan cannot exceed 785,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan); provided, that, the aggregate number of shares issuable under the 2004 Equity Plan shall not exceed 1,741,764 shares, which equals 10% of the outstanding common stock at the time of the completion of the Company’s initial public offering calculated on a fully-diluted basis (assuming the exercise or conversion of all outstanding options, warrants and other securities convertible into or exchangeable for shares of the Company’s common stock). As of December 31, 2004, options to purchase 764,394 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 21,332 shares of common stock were available for future grants under the 2004 Equity Plan.

	1999 Stock Option Plan					2004 Equity Incentive Plan

					Weighted					Weighted
					Average					Average
	Number of				Price Per	Number of				Price Per
	Shares	Option Price Range			Share	Shares	Option Price Range			Share

Outstanding at December 31, 2001	204,846	$0.42	-	$168.84	$8.41	—	$—	-	$—	$—

Granted	1,875	$0.42	-	$0.42	$0.42	—	$—	-	$—	$—
Canceled	(28,908)	$0.42	-	$168.84	$14.34	—	$—	-	$—	$—

Outstanding at December 31, 2002	177,813	$0.42	-	$168.84	$7.36	—	$—	-	$—	$—

Granted	600,486	$0.14	-	$2.66	$2.15	—	$—	-	$—	$—
Canceled	(13,572)	$0.42	-	$168.84	$11.09	—	$—	-	$—	$—
Exercised	(3,590)	$0.42	-	$10.36	$0.67	—	$—	-	$—	$—

Outstanding at December 31, 2003	761,137	$0.14	-	$168.84	$3.22	—	$—	-	$—	$—

Granted	178,574	$17.64	-	$17.64	$17.64	766,180	$13.00	-	$20.71	$13.68
Canceled	(19,569)	$0.42	-	$168.84	$3.57	(1,786)	$13.00	-	$13.00	$13.00
Exercised	(48,083)	$0.14	-	$10.36	$0.51	—	$—	-	$—	$—

Outstanding at December 31, 2004	872,059	$0.14	-	$168.84	$6.31	764,394	$13.00	-	$20.71	$13.68

Exercisable at December 31, 2004	271,963	$0.14	-	$168.84	$5.35	200,000	$13.00	-	$13.00	$13.00

Available for future option grants before reallocation	22,942					21,320
Options granted under the 1999 Plan canceled after July 14, 2004	(12)					12

Available for future option grants at December 31, 2004	22,930					21,332

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options granted during the years ended December 31, 2004, 2003 and 2002.

				Weighted
			Weighted	Average
			Average	Fair Value
	Number of	Option Price	Price per	at Date of
	Shares	Range	Share	Grant

1999 Stock Option Plan
Year ended December 31, 2002:
Options granted with an exercise price greater than market	1,875	$0.42-$0.42	$0.42	$0.23
Year ended December 31, 2003:
Options granted with an exercise price less than market	600,486	$0.14-$2.66	$2.15	$7.89
Year ended December 31, 2004:
Options granted with an exercise price equal to market	17,858	$17.64-$17.64	$17.64	$10.65
Options granted with an exercise price greater than market	160,716	$17.64-$17.64	$17.64	$10.65
2004 Equity Incentive Plan
Year ended December 31, 2004:
Options granted with an exercise price less than market	12,500	$15.70-$15.70	$15.70	$8.29
Options granted with an exercise price equal to market	135,501	$14.71-$20.71	$16.55	$8.50
Options granted with an exercise price greater than market	618,179	$13.00-$17.81	$13.01	$6.83
      Under the 1999 Plan, the weighted average fair value per option at grant date was $10.65, $7.89 and $0.23, for options granted in the years ended December 31, 2004, 2003 and 2002, respectively. Under the 2004 Incentive Equity Plan, the weighted average fair value per option at grant date was $7.81, for options granted in the year ended December 31, 2004.
      The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2004 under both the 1999 Plan and the 2004 Equity Incentive Plan:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price

$ 0.00 - $ 0.70	213,025	7.1 years	$0.32	123,664	$0.40
$ 0.71 - $ 2.80	456,686	8.8 years	$2.66	124,525	$2.66
$ 2.81 - $ 12.00	9,155	6.0 years	$9.87	9,155	$9.87
$ 12.01 - $ 13.00	615,393	9.4 years	$13.00	200,000	$13.00
$ 13.01 - $ 17.00	83,501	7.6 years	$14.91	—	$0.00
$ 17.01 - $ 20.00	241,263	7.3 years	$17.74	6,689	$17.08
$ 20.01 - $ 42.00	12,665	8.5 years	$22.66	3,165	$29.39
$ 42.01 - $140.00	466	5.8 years	$106.82	466	$106.82
$140.01 - $168.84	4,299	5.1 years	$168.84	4,299	$168.84

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Taxes on Income:
      Income (loss) before income taxes and the provision (benefit) for income taxes are comprised of (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Income (loss) before income taxes:
Domestic	$5,855	$1,853	$(2,963)
Foreign	274	(55)	—

	$6,129	$1,798	$(2,963)

Provision (benefit) for income taxes:
Currently payable:
Federal	$185	$74	$—
State	209	73	(569)
Foreign	17	3	—

Total income tax provision (benefit)	$411	$150	$(569)

      During the year ended December 31, 2002, the Company received a tax refund from the State of Connecticut in the amount of $569,000 relating to research and development tax credits.
      Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,108	$17,884
Unearned stock-based compensation	3,544	3,018
Capitalized panel costs	1,102	892
Federal and state tax credits	664	430
Other deferred tax assets	399	479

Net deferred tax asset	19,817	22,703
Valuation allowance	(19,817)	(22,703)

Total net deferred tax assets	$—	$—

      At December 31, 2004, net operating loss carryforwards (“NOL(s)”) of $34,812,000 are available to reduce future domestic income taxes. The majority of the NOLs begin to expire in 2020. During the year ended December 31, 2003, the Company began operations in India. The Indian tax authority granted the Company a tax holiday for a six-year period ending in June 2009.
      In December 2004, the Company completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation of the amount of net operating loss carry forwards (“NOL(s)”) that the Company can utilize to offset future taxable income. The Company currently estimates that its use of NOLs to offset future taxable income will be limited to between $11 million and $14 million annually.
      The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). At December 31, 2004 and 2003, the valuation allowance fully offset the gross deferred tax asset. Because the Company incurred cumulative losses in recent years, management did not believe there was sufficient evidence to indicate that the Company would more likely than not realize its domestic deferred tax assets. At December 31, 2004, the Company has reassessed its need for a valuation allowance and determined that currently there is insufficient evidence to release its valuation allowance. The Company will continue to reassess its need for a valuation allowance on a quarterly basis and reduce its valuation allowance when the Company believes it will more likely than not realize such deferred tax assets.
      The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results.
      The reconciliation of the computed “expected” (benefit) provision (determined by applying the United States Federal statutory income tax rate of 34% to (loss) income before income taxes) to the actual tax provision is as follows:

	For the Years Ended
	December 31,

	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	9.6	2.7	—
State research and development credit refunds	—	—	(19.2)
Alternative minimum taxes	—	4.1	—
Deferred compensation and other	6.7	1.4	(2.4)
Change in deferred tax asset valuation allowance	(42.8)	(33.5)	(31.7)
Goodwill amortization	—	—	—
Other reconciling items	(0.8)	(0.4)	0.1

Total	6.7%	8.3%	(19.2)%

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Commitments and Contingencies:

Lease Commitments and Obligations
      Future minimum annual lease payments under capital leases and noncancelable operating leases are as follows at December 31, 2004 (in thousands):

Fiscal Years Ending December 31,	Capital	Operating

2005	$1,475	$1,697
2006	1,426	1,541
2007	632	1,450
2008	—	1,395
2009	—	1,178
2010 and thereafter	—	—

Total minimum lease payments	3,533	$7,261

Amount representing interest	(403)

Present value of minimum capital lease payments	$3,130

      At December 31, 2004, $1,877,000, ($705,000 at December 31, 2003) is included as a “Long-term liability” representing the long-term portion of the present value of minimum capital lease payments, and $1,253,000, ($874,000 at December 31, 2003) is included in current liabilities representing the current portion of the present value of minimum lease payments. The Company’s capital leases are obtained through Somerset Capital pursuant to separate leasing arrangements. The Company’s SVB Credit Facility currently restricts the amount which the Company may have outstanding under capital leases to $4,000,000.
      Rental expense on operating leases amounted to approximately $1,614,000, $1,609,000 and $1,589,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Operating leases are primarily derived from rent of office space, certain electronic equipment including computers, copiers and telephone systems, which generally do not renew at the end of the lease term. There are no material restrictions associated with these leases and no restrictions concerning dividends, additional debt or further leasing.

Legal Contingencies:
      From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Note 16 —	Employee Benefit Plan:
      The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) within the United States. The 401(k) Plan covers employees who are at least 21 years of age and have completed three months of service. To participate in the 401(k) Plan, employees must work for the Company for at least 1,000 hours each year. The 401(k) Plan was amended during 2003 and currently provides for the option for employee contributions up to statutory limits, of which the Company matches 20% of the employee’s contribution (the “Matching Contributions”). An employee will not be considered vested in the Matching Contributions until he or she shall have completed three years of continuous service. Amounts expensed under the 401(k) Plan were $92,000, $42,000 and none in the years ended December 31, 2004, 2003 and 2002, respectively.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Employee Stock Purchase Plan
      The Company adopted the 2004 Stock Purchase Plan (the “Stock Purchase Plan”) on April 1, 2004, which became effective upon the completion of its initial public offering in July 2004, and authorized the issuance of 250,000 shares of common stock pursuant to purchase rights granted to certain of its employees or to employees of any of its subsidiaries that it designates as being eligible to participate.
      Under the Stock Purchase Plan, the Company will conduct twelve consecutive offerings, each with a maximum duration of six months. The first offering commenced on October 15, 2004 and will end on December 31, 2004. Further offerings will be conducted on each subsequent January 1 and July 1. The final offering under the Stock Purchase Plan will commence on January 1, 2010 and terminate on June 30, 2010.
      Unless otherwise determined by the plan administrator (the Company’s board of directors or its authorized committee), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of the Company’s common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by the Company or by any of the Company’s designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. As of the December 31, 2004, no shares of common stock had been purchased under the Stock Purchase Plan, although 3,445 shares were purchased in February 2005 in accordance with the Stock Purchase Plan for the offering period of October 15, 2004 through December 31, 2004.

Note 17 —	Subsequent Events:

Rapidata.net Acquisition
      On January 25, 2005, the Company completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among the Company, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Rapidata for $5.5 million in cash plus closing costs, subject to certain post closing adjustments. The results of operations of Rapidata will be included in the results of the Company beginning January 26, 2005. The parties have also agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, upon receipt of Rapidata’s audited financial statements, the Company released $500,000 from the escrow, as Rapidata’s 2004 financial performance exceeded the thresholds required in the Stock Purchase Agreement. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of Greenfield Online common stock for an aggregate purchase price of $600,000. Both executives also entered into non-competition agreements and employment agreements with the Company.

Zing Wireless Acquisition
      On February 8, 2005, the Company completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization dated February 8, 2005 (the “Plan of Reorganization”) among the Company, goZing and the Company’s wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reorganization, the Company acquired all of the outstanding shares of common stock of goZing for approximately $30 million in cash plus closing costs, subject to certain post closing adjustments. The results of operations of goZing will be included in the results of the Company beginning February 9, 2005. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is released after 12 months if there are no pending claims) as security for any indemnification claims the Company may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online common stock for an aggregate purchase price of $3.6 million. All three executives also entered into non-competition agreements and employment agreements with the Company.
      The Company acquired goZing primarily to increase its panel size and panel demographics as well as its customer base. The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

February 8,
2005

(Unaudited)
Cash	$833
Trade Receivables	2,321
Other current assets	318
Property and equipment	244
Other Intangible assets	3,886
Goodwill	26,098

Total assets acquired	33,700
Accounts payable	(653)
Accrued expenses	(999)
Other current liabilities	(31)
Long term liabilities	(78)

Net assets acquired	$31,939

      Other intangible assets consists of the following at February 8, 2005 (in thousands):

	Estimated
	Useful	February 8,
	Life-Years	2005

		(Unaudited)
Internal use software	0.42	$156
Panel members	5	2,278
Domain names and service marks	10	115
Customer relationships	5	494
Non-competition agreements	3	436
Affiliate Network	3	281
Backlog	0.25	126

Other intangible assets		$3,886

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average remaining life for intangible assets at February 8, 2005 was approximately 4.4 years. Of the total goodwill of $26.1 million, approximately $23.3 million was assigned to the market research business and approximately $2.8 million was assigned to the online market research business. Of that total amount zero is expected to be deductible for tax purposes.
Quarterly Financial Data (unaudited):
      Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Quarter

Fiscal Year Ended December 31, 2004(1)	First	Second	Third	Fourth

Net revenues	$8,623	$10,229	$12,015	$13,561
Cost of revenues	2,813	2,180	2,515	3,573

Gross profit	5,810	8,049	9,500	9,988
Operating expenses	5,376	6,103	7,179	7,538

Operating income	434	1,946	2,321	2,450
Interest income (expense), net	(83)	(87)	(1,017)	217
Other expense, net	(5)	(11)	(10)	(26)

Income before income taxes	346	1,848	1,294	2,641
Provision for income taxes	21	121	51	218

Net income	325	1,727	1,243	2,423
Less: Charge to common stockholders for Series B convertible preferred stock	—	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	(168)	(168)	(46)	—
Income allocable to participating preferred securities	(131)	(1,302)	(131)	—

Net income (loss) available to common stockholders	$26	$257	$(26,988)	$2,423

Net Income (loss) per share — basic and diluted:
Basic	$0.01	$0.13	$(1.91)	$0.14

Diluted	$0.01	$0.10	$(1.91)	$0.13

Weighted average shares outstanding:
Basic	2,054	2,052	14,145	17,689

Diluted	3,046	2,693	14,969	18,589

(1)	The sum of quarterly income (loss) per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

Fiscal Year Ended December 31, 2003(1)	First	Second	Third	Fourth

Net revenues	$4,591	$5,948	$7,048	$8,281
Cost of revenues	1,531	1,956	2,574	2,823

Gross profit	3,060	3,992	4,474	5,458
Operating expenses	3,162	3,291	3,994	4,840

Operating income (loss)	(102)	701	480	618
Interest expense, net	(125)	(112)	(128)	(130)
Other income (expense), net	600	—	—	(4)

Income before income taxes	373	589	352	484
Provision for income taxes	23	40	17	70

Net income	350	549	335	414
Less: Accretion of preferred stock dividends	(32)	(31)	—	—
Cumulative dividends on Series B convertible preferred stock	(168)	(168)	(168)	(169)
Income allocable to participating preferred securities	(125)	(292)	(139)	(205)

Net income available to common stockholders	$25	$58	$28	$40

Net income per share — basic and diluted:
Basic	$0.01	$0.03	$0.01	$0.02

Diluted	$0.01	$0.02	$0.01	$0.01

Weighted average shares outstanding:
Basic	2,054	2,054	2,054	2,054

Diluted	2,184	2,339	2,439	2,836

(1)	The sum of quarterly income per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements
      Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
      We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify the our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2004, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.
      During the fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     OTHER INFORMATION
      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding directors and executive officers of registrant is presented under the headings “Election of Class I Directors” and “Executive Officers” in our definitive proxy statement for use in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2004, and is incorporated herein by this reference thereto.
      Information regarding the audit committee financial report is presented under the heading “Board Committees and Meetings” in our 2005 Proxy Statement, and is incorporated herein by this reference thereto. Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2005 Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is presented under the headings “Executive Compensation”, in our 2005 Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information regarding security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership Certain Beneficial Owners and Management”, in our 2005 Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions”, in our 2005 Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information regarding principal auditor fees and services is presented under the heading “Fees Paid to Independent Public Accountant” in our 2005 Proxy Statement, and is incorporated herein by this reference thereto.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      a) Exhibits and Financial Statement Schedules

1. Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2. Schedules can be found on Page 89 of this Form 10-K.

3. The Exhibit Index is found on Pages 85 to 87 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2005.

GREENFIELD ONLINE, INC.

/s/ DEAN A. WILTSE

Dean A. Wiltse,
Director, President and Chief Executive Officer

/s/ ROBERT E. BIES

Robert E. Bies,
Executive Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

/s/ DEAN A. WILTSE Dean A. Wiltse	Director, President and Chief Executive Officer

/s/ PETER SOBILOFF Peter Sobiloff	Director

/s/ JOEL R. MESZNIK Joel R. Mesznik	Director

/s/ LAWRENCE R. HANDEN Lawrence R. Handen	Director

/s/ BURTON J. MANNING Burton J. Manning	Director

/s/ LISE J. BUYER Lise J. Buyer	Director

/s/ VIKAS KAPOOR Vikas Kapoor	Director

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2	.1†	—	Asset Purchase Agreement, dated August 18, 2004, by and among The Dohring Company, Doug C. Dohring and Greenfield Online, Inc. Filed as exhibit 2.1 to our Current Report on Form 8-K on October 22, 2004.

2	.2†	—	Stock Purchase Agreement, dated January 25, 2005, by and among Greenfield Online, Inc., Rapidata.net, Inc. and the shareholders of Rapidata.net, Inc. Filed as exhibit 2.1 to our Current Report on Form 8-K on January 26, 2005.
2	.3†	—	Agreement and Plan of Reorganization, dated February 8, 2005, by and among Greenfield Online, Inc., Greenfield Acquisition Sub, Inc. and Zing Wireless, Inc. Filed as exhibit 2.1 to our Current Report on Form 8-K on February 9, 2005.
3	.1**	—	Amended and Restated Certificate of Incorporation.

3	.2**	—	Amended and Restated Bylaws.

4	.1**	—	Form of Common Stock Certificate of Greenfield Online, Inc.

4	.2**	—	Amended and Restated Registration Rights Agreement, dated as of December 16, 2002, by and among Greenfield Online, Inc. and the stockholders listed therein.

4	.3**	—	Registration Rights Agreement, dated August 9, 2001, by and between Silicon Valley Bank and Greenfield Online, Inc.

4	.4**	—	Registration Rights Agreement, dated December 13, 1999, by and between Greyrock Capital and Greenfield Online, Inc.

10	.1**	—	Form of Indemnification Agreement.

10	.2**	—	Amended and Restated 1999 Stock Option Plan.

10	.3**	—	2004 Equity Incentive Plan.

10	.4**	—	2004 Employee Stock Purchase Plan.

10	.5**	—	Form of Stock Option Agreement under Amended and Restated 1999 Stock Option Plan.

10	.6**	—	Form of Stock Option Agreement under 2004 Equity Incentive Plan.

10	.7**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Dean A. Wiltse and Greenfield Online, Inc. and an amendment thereto.

10	.8**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Robert E. Bies and Greenfield Online, Inc. and an amendment thereto.

10	.9**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Jonathan A. Flatow and Greenfield Online, Inc. and an amendment thereto.

10	.10**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.

10	.11**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Joel R. Mesznik and Greenfield Online, Inc.

10	.12**	—	License Agreement, dated December 22, 1999, by and between Greenfield Consulting Group, Inc. and Greenfield Online, Inc. and an amendment and supplement thereto.

10	.13**	—	Note and Warrant Purchase Agreement, dated March 3, 2000, by and between Greenfield Holdings, LLC and Greenfield Online, Inc. and an amendment thereto.

10	.14**	—	Form of Warrant to purchase common stock of Greenfield Online, Inc.

10	.15**	—	Non-Recourse Promissory Note, dated May 17, 1999, made by Hugh O. Davis in favor of Greenfield Online, Inc.

10	.16**	—	Full Recourse Promissory Note, dated March 9, 2001, made by Hugh O. Davis in favor of Greenfield Online, Inc.

10	.17**	—	Pledge Agreement, dated May 17, 1999, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.

10	.18**	—	Warrant for the purchase of shares of Class A Common Stock, dated December 3, 1999, issued by Greenfield Online, Inc. to Greyrock Capital.

Exhibit
Number			Exhibit Description

10	.19**	—	Warrant for the purchase of shares of Class A Common Stock, dated August 9, 2001, issued by Greenfield Online, Inc. to Silicon Valley Bank.

10	.20**	—	Accounts Receivable Financing Agreement, dated August 9, 2001, by and between Silicon Valley Bank and Greenfield Online, Inc. and amendments thereto.

10	.21**	—	Lease, dated October 20, 1999, by and between Wilton Campus Properties, LLC and Greenfield Online, Inc.

10	.22**	—	Agreement to Lease, dated July 19, 2003, by and between Tafsir Ahmad, Tanweer Ahmad, Saeed Ahmad, Salman Ahmad, and Shadab Ahmad (lessors) and M/s Agilis Information Technologies International Private Limited.

10	.23**	—	Agreement to Lease, dated March 3, 2004, by and between M/s Unitech Business Parks Limited and M/s Greenfield Online PVT. Ltd.

10	.24**	—	Lease Agreement, dated September 15, 1999, by and between Somerset Capital Group Ltd and Greenfield Online, Inc.

10	.25††**	—	FieldSource Agreement, dated October 31, 2001, by and between Custom Research Inc. and Greenfield Online, Inc. and an amendment thereto.

10	.26††**	—	Enterprise User License Agreement, dated October 21, 2002, by and between Future Information Research Management, Inc. and Greenfield Online, Inc. and an addendum thereto.

10	.27††**	—	Commercial Agreement, dated November 28, 2001, by and between Microsoft Corporation and Greenfield Online, Inc. and amendments thereto.

10	.28††**	—	Alliance, License and Supply Agreement, dated January 31, 2002, by and between Taylor Nelson Sofres Intersearch Corporation and Greenfield Online, Inc. and amendments thereto.

10	.29**	—	Form of Partnering Agreement of Greenfield Online, Inc.

10	.30**	—	Amended and Restated Employment Agreement, by and between Dean A. Wiltse and Greenfield Online, Inc.

10	.31**	—	Amended and Restated Employment Agreement, by and between Robert E. Bies and Greenfield Online, Inc.

10	.32**	—	Amended and Restated Employment Agreement, by and between Jonathan A. Flatow and Greenfield Online, Inc.

10	.33**	—	Amended and Restated Employment Agreement, by and between Hugh Davis and Greenfield Online, Inc.

10	.34**	—	Employment Agreement, by and between Keith Price and Greenfield Online, Inc.

10	.35**	—	Employment Agreement, dated December 10, 2003, by and between Frank Kelly and Greenfield Online, Inc.

10	.36**	—	Employment Agreement, dated February 5, 2004, by and between Beth Rounds and Greenfield Online, Inc.

10	.37†	—	Sixth Loan Modification Agreement, dated July 15, 2004, by and between Silicon Valley Bank and Greenfield Online, Inc. Filed as exhibit 10.37 to our Report on Form 10-Q for the quarter ended June 30, 2004.

10	.38†	—	Amendment No. 7 dated October 15, 2004 to Accounts Receivable Financing Agreement, dated August 9, 2001, by and between Silicon Valley Bank and Greenfield Online, Inc. Filed as exhibit 10.38 to our Report on Form 10-Q for the quarter ended September 30, 2004.

10.39		—	Eighth Loan Modification Agreement, dated December 31, 2004, by and between Silicon Valley Bank and Greenfield Online, Inc. (filed herewith).

10	.40††	—	Partner Agreement by and between GfK-ARBOR, LLC and Greenfield Online, Inc., effective November 1, 2004 (filed herewith).

10	.41††	—	Partner Agreement by and between GfK-Custom Research, Inc. and Greenfield Online, Inc., effective January 1, 2005 (filed herewith).

10.42		—	Employment Agreement dated February 8, 2005, by and between Matthew D. Dusig and Greenfield Online, Inc. (filed herewith).

Exhibit
Number		Exhibit Description

10.43	—	Employment Agreement dated February 8, 2005, by and between Gregg Lavin and Greenfield Online, Inc. (filed herewith).

10.44	—	Employment Agreement dated February 8, 2005, by and between Lance Suder and Greenfield Online, Inc. (filed herewith).

10.45	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Matthew D. Dusig (filed herewith).

10.46	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Gregg Lavin (filed herewith).

10.47	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Lance Suder (filed herewith).

21.1	—	List of Subsidiaries of Greenfield Online, Inc. (filed herewith).

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.2	—	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

**	Incorporated by reference to the exhibit of same number filed with our Registration Statement on Form S-1 (File No. 333-114391).

†	Previously filed as incorporated herein by reference.

††	Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Greenfield Online, Inc.
      Our audits of the consolidated financial statements referred to in our report dated March 30, 2005, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 30, 2005

SCHEDULE II
GREENFIELD ONLINE, INC
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Charged to			Balance
	Beginning	Costs and		Other			at End
	of Period	Expenses		Accounts	Deduction		of Period

	(In thousands)
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$90	$125			$(62	)(1)	$153
Allowance for customer credits (deducted from accounts receivable)	$129	$455	(5)		$(308	)(2)	$276
Valuation allowance for deferred tax asset	$23	$—			$(3)		$20
Year ended December 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$96		$(6)		$—		$90
Allowance for customer credits (deducted from accounts receivable)	$128	$346	(6)		$(345	)(3)	$129
Valuation allowance for deferred tax Asset	$23	$—			$—		$23
Year ended December 31, 2002
Allowance for doubtful accounts (deducted from accounts receivable)	$95	$6			$(5)		$96
Allowance for customer credits (deducted from accounts receivable)	$—	$218	(7)		(90	)(4)	$128
Valuation allowance for deferred tax Asset	$21	$2					$23

(1)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2004 resulted from a write-off of $62,000 relating to one customer.

(2)	The decrease in the allowance for customer credits for the year ended December 31, 2004 resulted from customers utilizing discounts associated with volume rebates, of approximately $118,000, and cash discounts of approximately $190,000.

(3)	The decrease in the allowance for customer credits for the year ended December 31, 2003 resulted from customers utilizing discounts associated with volume rebates of $127,000, including one large customer, which accounted for approximately $102,000, and cash discounts of approximately $218,000.

(4)	The decrease in the allowance for customer credits for the year ended December 31, 2002 resulted from customers utilizing cash discounts.

(5)	The increase in allowance for customer credits for the year ended December 31, 2004 resulted from volume rebates of $226,000 and cash discounts of $229,000, both of which were charged against revenues.

(6)	The increase in allowance for customer credits for the year ended December 31, 2003 resulted from volume rebates of $117,000 and cash discounts of $229,000, both of which were charged against revenues.

(7)	The increase in allowance for customer credits for the year ended December 31, 2002 resulted from volume rebates of $127,000 and cash discounts of $91,000, both of which were charged against revenues.