Form 10-Q
period 2005-03-31
GREENFIELD ONLINE INC
filed 2005-05-16
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50698

GREENFIELD ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1440369
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21 River Road, Wilton, CT 06897
(Address of principal executive offices) (Zip Code)

          Registrant’s telephone number, including area code : (203) 834-8585

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding as of April 30, 2005 was 25,241,206 shares.

GREENFIELD ONLINE, INC.

FORM 10-Q
TABLE OF CONTENTS

GREENFIELD ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$81,192	$96,082
Investments in marketable securities	750	17,400
Accounts receivable trade (net of allowances of $713 and $429 at March 31, 2005 and December 31, 2004, respectively)	14,645	10,537
Prepaid expenses and other current assets	1,347	1,245

Total current assets	97,934	125,264
Property and equipment, net	6,399	5,611
Other intangible assets, net	8,075	3,647
Goodwill	30,912	—
Security deposits and other long term assets	1,204	784

Total assets	$144,524	$135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,471	$2,868
Accrued expenses and other current liabilities	6,980	5,892
Current portion of capital lease obligations	1,465	1,253
Deferred revenues	221	225

Total current liabilities	12,137	10,238

Capital lease obligations	1,968	1,877
Other long-term liabilities	106	113

Total liabilities	14,211	12,228

Commitments and contingencies
Stockholders’ deficit:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 21,290,654 and 21,001,103 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	209,098	204,635
Accumulated deficit	(76,205)	(78,671)
Unearned stock-based compensation	(2,451)	(2,757)
Treasury stock, at cost; Common stock – 9,643 shares at March 31, 2005 and December 31, 2004, respectively	(131)	(131)

Total stockholders’ equity	130,313	123,078

Total liabilities and stockholders’ equity	$144,524	$135,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)
(Unaudited)

	Three Months
	Ended
	March 31,
	2005	2004
Net revenues	$15,251	$8,623
Cost of revenues	4,425	2,813

Gross profit	10,826	5,810

Operating expenses:
Selling, general and administrative	6,698	4,254
Panel acquisition expenses	454	688
Depreciation and amortization	783	218
Research and development	346	216

Total operating expenses	8,281	5,376

Operating income	2,545	434

Other income (expense):
Interest income (expense), net	454	(56)
Related party interest expense, net	—	(27)
Other expense, net	(41)	(5)

Total other income (expense)	413	(88)

Income before income taxes	2,958	346
Provision for income taxes	492	21

Net income	2,466	325
Less: Cumulative dividends on Series B convertible preferred stock	—	(168)
Income allocable to participating preferred securities	—	(131)

Net income available to common stockholders	$2,466	$26

Net income per share available to common stockholders:
Basic	$0.12	$0.01

Diluted	$0.11	$0.01

Weighted average shares outstanding:
Basic	21,174	2,054

Diluted	21,972	3,046

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)
(Unaudited)

			Additional	Treasury Stock		Unearned		Total
	Common Stock		Paid-In	Common Stock		Stock Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Equity
Balance at December 31, 2004	21,001	$2	$204,635	9	$(131)	$(2,757)	$(78,671)	$123,078

Three Months ended March 31, 2005:
Net income for the period							2,466	2,466
Issuance of shares related to the Employee Stock Purchase Plan	3		65					65
Exercise of warrants	17	—	—					—
Exercise of stock options	41	—	96					96
Stock option forfeitures			(53)			53		—
Shares purchased by the executive officers of Rapidata.net	33	—	600					600
Shares purchased by the executive officers of Zing Wireless	196	—	3,600					3,600
Adjustment to fees paid related to stock issuance			155					155
Amortization of unearned stock based compensation						253		253

Balance at March 31, 2005	21,291	$2	$209,098	9	$(131)	$(2,451)	$(76,205)	$130,313

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,466	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,220	304
Amortization of contract asset	—	17
Amortization of stock based compensation	253	579
Non-cash interest expense	—	27
Loss on sale of property and equipment	15	—
Provision for doubtful accounts and other sales allowances	50	4
Changes in assets and liabilities, net:
Accounts receivable	(1,537)	(1,429)
Deferred project costs	(1)	(3)
Other current assets	73	(360)
Security deposits	68	(172)
Other assets	(319)	—
Accounts payable	(107)	923
Accrued expenses and other current liabilities	124	(278)
Deferred project revenues	(42)	(38)

Net cash provided by (used in) operating activities	2,263	(101)

Cash flows from investing activities:
Purchases of marketable securities	(8,250)	—
Sales of marketable securities	24,900	—
Purchases of businesses, net of cash acquired	(37,053)	—
Additions to property and equipment and intangibles	(704)	(282)

Net cash used in investing activities	(21,107)	(282)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	994
Other long-term liabilities	(22)	(58)
Proceeds of options exercised	96	—
Net proceeds from issuance of common stock	4,200	—
Principal payments under capital lease obligations	(320)	(243)

Net cash provided by financing activities	3,954	693

Effects of currency exchange rate changes	—	5
Net (decrease) increase in cash and cash equivalents	(14,890)	315
Cash restricted cash and cash equivalents at beginning of the period	96,082	3,721

Cash restricted cash and cash equivalents at end of the period	$81,192	$4,036

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90	$53
Income taxes	111	89
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$423	$301
Cumulative dividends on Series B convertible preferred stock	—	168

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —Basis of Presentation:

Basis of Presentation

     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.

     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission, and all significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Follow-on Public Offering

     In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $0.7 million. The proceeds have been utilized to fund the acquisition of Ciao AG in April 2005.

Note 2 — Summary of Significant Accounting Policies:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our recently filed Annual Report on Form 10-K for the year ended December 31, 2004 which was filed on March 31, 2005, and have not materially changed.

     Investments in Marketable Securities. As of March 31, 2005, the Company had an investment in certain marketable securities, corporate commercial paper, with an original maturity greater than 90 days. This position has been liquidated in April 2005. As of December 31, the Company had investments in certain marketable securities with original maturities greater than 90 days, which have interest rates that reset periodically in an auction process. These securities are classified as current Investments in Marketable Securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Further, the Company’s position in these securities has been liquidated subsequent to December 31, 2004.

     The table below provides the fair value of available-for-sale securities by type as of March 31, 2005 and December 31, 2004 (in thousands):

	Fair Value	Fair Value
	March 31,	December 31,
Investment Type	2005	2004
U.S. State debt obligations	$—	$14,500
Corporate debt securities	750	—
Other debt securities	—	2,900

Fair value as of December 31, 2004	$750	$17,400

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely and complete survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of operations as they occur. Prior to April 2004, unclaimed incentives historically have represented less than 10% of total incentives incurred. However, for the three months ended March 31, 2005, unclaimed incentives represented approximately 15% of total incentives incurred. This increase in the percentage of unclaimed incentives is due primarily to the shift in our incentive program away from cash payments to a program emphasizing prize-based incentives, which we instituted in April 2004. As a result of this shift, the amount of unclaimed incentives resulting from our historically cash-based program has increased relative to the diminishing amount of total incentives we award. The amount of unclaimed incentives is representative of unclaimed incentives experienced in prior periods, but fluctuations in the amount of unclaimed incentives may affect our results of operations in future periods.

     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No customer accounted for more than 10% of our net sales for the three months ended March 31, 2005.

     Goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”), we do not amortize goodwill, and instead it will be tested for impairment at least annually. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2005 (in thousands).

Goodwill
Balance as of December 31, 2004	$—
Goodwill associated with the acquisition of Rapidata.net	4,965
Goodwill associated with the acquisition of goZing	25,947

Balance as of March 31, 2005	$30,912

     Stock-Based Compensation. We have awarded certain stock option and warrant grants in which the fair value of the underlying stock on the date of grant exceeded the exercise price. As a result, we have recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, we have amortized $253,000 and $579,000 of stock based compensation expense in the statement of operations for the three months ended March 31, 2005 and 2004, respectively, related to these option and warrant grants. Stock-based compensation expense for the three months ended March 31, 2004 totaled $579,000, including compensation cost of $48,000 related to the notes receivable from a stockholder that were repaid in May 2004. In connection with options forfeited during the three months ended March 31, 2005, we wrote-off $53,000 of unearned stock-based compensation as a reduction of additional paid-in capital.

     We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), for such awards. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro-forma income (loss) and income (loss) per share for the three months ended March 31, 2005 and 2004 would have been as follows ($ in thousands except per share data):

	Three Months
	Ended March 31,
	2005	2004
Net income as reported	$2,466	$325
Add: Stock-based employee compensation expense included in net income as recorded	253	579
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(606)	(781)

Pro forma net income	2,113	123
Less: Cumulative dividends on Series B convertible preferred stock	—	(168)

Pro forma net income (loss) available to common stockholders	$2,113	$(45)

Net income per share as reported:
Basic	$0.12	$0.01
Diluted	$0.11	$0.01
Pro forma income (loss) per share:
Basic	$0.10	$(0.02)
Diluted	$0.10	$(0.02)

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and is recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our fiscal year beginning January 1, 2006 as a result of the SEC’s recent decision to delay the effective date of SFAS 123R by six months in order to provide companies more time to implement the standard. SFAS 123R will be applicable to all awards granted, modified or cancelled after that date. Prior to the SEC’s decision, we had previously disclosed in our 2004 Annual Report that we planned to adopt the standard prospectively as of July 1, 2005.

     The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of SFAS 123R, we will continue to provide the pro-forma disclosures for past awards as required under SFAS 123. We are currently evaluating the impact of this standard on future earnings.

Note 3 — Prepaid expenses and other current assets:

     Prepaid expenses and other current assets consisted of the following at March 31, 2005 and December 31, 2004 ($ in thousands):

	March 31,	December 31,
	2005	2004
Prepaid expenses	$573	$356
Prepaid insurance	210	367
Other non-trade receivables	54	56
Deferred project costs	93	92
Other	417	374

	$1,347	$1,245

Note 4 — Property and Equipment, net:

     Property and equipment, net consisted of the following at March 31, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	March 31,	December 31,
	Life-Years	2005	2004
Computer and data processing equipment	2 – 5	$9,668	$8,498
Leasehold improvements	2 – 5 *	1,526	1,505
Furniture and fixtures	7	1,852	1,732
Telephone systems	5	657	606
Automobile(s)	4	88	88

		13,791	12,429
Less: Accumulated depreciation		(7,392)	(6,818)

Property and equipment, net		$6,399	$5,611

*	Lesser of the estimated life of the asset or the life of the underlying lease.

     Depreciation expense amounted to $584,000 and $218,000 for the three months ended March 31, 2005 and 2004, respectively, including amounts recorded under capital leases.

     Included in property and equipment above are assets acquired under capital leases, which are summarized below at March 31, 2005 and December 31, 2004 ($ in thousands):

	March 31,	December 31,
	2005	2004
Computer and data processing equipment	$5,487	$5,066
Leasehold improvements	30	30
Furniture and fixtures	1,259	1,232
Telephone system	643	594
Automobile	58	58

	7,477	6,980
Accumulated depreciation	(3,974)	(3,639)

Assets under capital leases, net	$3,503	$3,341

Note 5 — Other intangible assets, net:

     Other intangible assets consists of the following at March 31, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	March 31,	December 31,
	Life-Years	2005	2004
Internal use software	0.42 - 2	$2,225	$2,317
Panel members	4 – 8	5,371	2,849
Backlog	0.25	176	—
Affiliate network	3	347	—
Customer relationships	5	1,102	—
Non-competition agreements	3	610	—
Domain names and service marks	1 - 10	467	340

		10,298	5,506
Less: Accumulated amortization		(2,223)	(1,859)

Other intangible assets, net		$8,075	$3,647

     Amortization of internal use software amounted to $194,000 and $86,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in cost of revenues in the accompanying income statement. Amortization of panel members amounted to $242,000 and zero for the three months ended March 31, 2005 and 2004, respectively, which is included in panel acquisition expenses in the accompanying income statement. Amortization of other intangible assets (excluding internal use software and panel members) amounted to $200,000 and zero for the three months ended March 31, 2005 and 2004, respectively.

Note 6 — Acquisition of businesses:

     On January 25, 2005, we completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of Greenfield Online common stock for an aggregate purchase price of $600,000. Both executives also entered into non-competition agreements and employment agreements with us.

     On February 8, 2005, we completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. (“Sub”). Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 the Company released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online common stock for an aggregate purchase price of $3.6 million. All three executives also entered into non-competition agreements and employment agreements with us. As of May 15, 2005 all three executives had resigned their positions with us.

     We acquired goZing primarily to increase our panel size and panel demographics as well as our customer base. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the date of this acquisition.

(Unaudited)
goZing
February 8,
2005
Cash	$833
Trade receivables	2,150
Other current assets	323
Property and equipment	276
Other intangible assets	4,549
Goodwill	25,947

Total assets acquired	34,078
Accounts payable	(712)
Accrued expenses	(1,274)
Other current liabilities	(31)
Long term liabilities	(78)

Net assets acquired	$31,983

     Other intangible assets consists of the following at the date of acquisition for goZing (in thousands):

		(Unaudited)
	Estimated	goZing
	Useful	February 8,
	Life-Years	2005
Internal use software	0.42	$159
Panel members	5	2,369
Domain names and service marks	10	116
Customer relationships	5	975
Non-competition agreements	3	459
Affiliate network	3	347
Backlog	0.25	124

Total other intangible assets		$4,549

     The actual results of goZing were included in our consolidated financial statements beginning February 9, 2005, the day following the date of the acquisition.

     The following table provides the combined pro forma financial information for the goZing business as if the business was acquired at the beginning of each of the periods presented ($ in thousands except per share data):

	Pro Forma
	(Unaudited)	(Unaudited)
	Three Months ended	Three Months ended
	March 31, 2005	March 31, 2004
Net revenues	$16,380	$10,455

Operating income *	$1,472	$115

Net income	$1,433	$29

Earnings per share-Basic	$0.07	$0.01

Earnings per share-Diluted	$0.06	$0.01

*	Included in pro forma operating income for each period is additional amortization of approximately $228,000 related to the step up in fair value of the identifiable intangible assets associated with the acquisition. Additionally, pro forma operating income was negatively impacted in the quarter ended March 31, 2005 by approximately $308,000 ($257,000 after tax) or $0.01 per share basic and diluted) for legal and consulting fees associated with the sale of the goZing business. Certain amounts included in pro forma operating income are subject to fair value adjustments during the allocation period, which ends December 31, 2005.

Note 7 — Accrued expenses and other current liabilities:

     Accrued expenses and other current liabilities consisted of the following at March 31, 2005 and December 31, 2004 ($ in thousands):

	March 31,	December 31,
	2005	2004
Accrued payroll and commissions	$1,251	$1,439
Panelist incentives	1,977	896
Accrued panel costs	662	1,076
Income and other taxes payable	804	481
Fees associated with the follow-on public offering	25	350
Software license liability	193	269
Customer deposits	155	118
Other	1,913	1,263

	$6,980	$5,892

     For the three months ended March 31, 2005 and 2004, we reversed panelist incentives accrual of zero and $55,000, respectively, for the expirations of the incentives.

     We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we pay MSN for network traffic routed to our website where participants respond to our surveys. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $9,000 and $84,000 for the three months ended March 31, 2005 and 2004, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenues, amounted to $206,000 and $222,000, respectively for the three months ended March 31, 2005 and 2004. In November 2004, Microsoft Corporation gave us notice that it intended to terminate the contract between us and cease recruiting panelists as of February 8, 2005. As of February 8, 2005 MSN stopped recruiting panelists for us, but we continue to pay fees related to surveys completed by panelists recruited through MSN.

Note 8 — Revolving Credit Facility:

     We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.875 million at March 31, 2005 and December 31, 2004 based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”). The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, scheduled to mature on August 22, 2005 and was subject to a covenant, which required us to achieve certain performance targets each quarter that the SVB Credit Facility was outstanding. Although we had outstanding borrowings during 2004, we did not have an outstanding balance at March 31, 2005 or December 31, 2004. In addition, we incurred interest expense in the amount of $15,000 and $16,000, respectively, for each of the three months ended March 31, 2005 and 2004 associated with the SVB Credit Facility.

     On July 15, 2004, we amended the SVB Credit Facility to allow us to maintain our primary depository account outside of SVB until October 15, 2004. On October 15, 2004, we further amended the SVB Credit Facility to convert our previously monthly-based performance covenants to quarterly-based covenants, and to allow us to maintain our primary depository account outside of SVB until December 31, 2004, when a portion of our excess funds was deposited with SVB, the amount of which was later determined between us and SVB. In December 2004 we further amended the SVB Credit Facility to allow us to incur purchase money obligations, including capital leases of up to $4.0 million in the aggregate. In April 2005, subsequent to our balance sheet date, we terminated the SVB Credit Facility and obtained a larger facility with Commerce Bank as more fully described in Note 11.

Note 9 — Earnings per share:

     Net income (loss) per share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and in 2004 also includes the assumed conversion of preferred stock using the if-converted method if such conversion would be dilutive. In 2004, due to the participation features of our Series A, Series B and Series C-1 Preferred Stock, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock noted above have anti-dilutive effects and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of 18,000 and 15,000, respectively for the three months ended March 31, 2005 and 2004 were excluded from the computation of diluted earnings per share as they would be anti-dilutive.

     The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,174	2,054
Dilutive effect of stock option grants	798	648
Dilutive effect of warrants	—	344

Diluted number of common and potential common shares outstanding	21,972	3,046

Note 10 — Commitments and Contingencies:

Legal Contingencies:

From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Note 11 — Subsequent Events:

Termination of SVB Credit Facility:

     On April 1, 2005, we provided SVB notice of our intention to terminate the SVB Credit Facility. At such time, we had no outstanding borrowings under the SVB Credit Facility, under which we were able to borrow amounts based on our eligible accounts receivable as defined under the SVB Credit Facility. The SVB Credit Facility terminated on April 5, 2005 and we have paid all amounts due thereunder, including fees and costs associated with the termination, of approximately $15,000. The termination of the SVB Credit Facility will not have a material affect on our liquidity or capital resources.

Entry into a Commerce Bank Credit Facility:

     On April 6, 2005, we entered into a Credit Agreement with Commerce Bank NA (“Commerce Bank”) that provides for a term loan of $10,000,000 and a revolving loan of up to $15,000,000 (the “Commerce Bank Credit Facility”). The amounts available to be borrowed under the revolving loan are based on eligible accounts receivable as defined in the Commerce Bank Credit Facility. The initial interest rate on both the term loan and the revolving loan is 3.5% above the Eurodollar rate for a one month period. Under the terms of the Commerce Bank Credit Facility we may choose to have the interest rate be 3.5% above the Eurodollar rate for a one month, two month or three month period, or we may choose to have the interest rate be 0.75% above the prime rate. The Commerce Bank Credit Facility requires that monthly payments of principal and interest be made on the term loan, and both the term loan and revolving loan mature on April 6, 2008. The Commerce Bank Credit Facility is secured by security interests in substantially all of our personal property. Two of our subsidiaries, Zing Wireless, Inc. and Rapidata.Net, Inc. have guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility requires that as of the last day of each fiscal quarter, beginning with the second quarter of 2005, we must have achieved a minimum EBITDA of $20 million (as such term is defined in the Commerce Bank Credit Facility), for the 12 months then ended. We are also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition described below under the caption “Ciao Acquisition” and approximately $11.4 million for working capital and general corporate purposes.

     In connection with the Ciao acquisition, we entered into an amendment (the “Registration Rights Amendment”) to our Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) dated as of December 16, 2002, among us and certain of our stockholders. The Registration Rights Amendment grants the former shareholders of Ciao AG who now hold shares of our common stock as a result of the Ciao acquisition the same registration rights under the Registration Rights Agreement as are held by the former holders of our Series C-1 Convertible Participating Preferred Stock.

Ciao Acquisition:

     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to acquire all of the outstanding stock of Ciao AG, a privately held German company (“Ciao”), by and among us, Ciao, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of Greenfield Online Common Stock valued at $20.19 per share (the closing price of the Greenfield Online Common Stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in “Entry into a Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 (approximately $74.3 million) set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date. Such amount is subject to a post closing adjustment based on the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of Greenfield Online Common Stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow will be released after 12 months if there are less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us.

     We acquired Ciao primarily to increase our European panel size and panel demographics as well as our customer base. We are currently in the process of obtaining third-party valuations of certain intangible assets acquired.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.”

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

     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2005, except as they may relate to certain policies and estimates associated with the recent acquisitions and as noted below.

     Goodwill. We will complete an impairment test on an annual basis. In performing this annual test, we will compare the fair value of a reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we will also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable.

Results of Operations

     Quarter Ended March 31, 2005 Versus Quarter Ended March 31, 2004

     Net Revenues. Net revenues for the three months ended March 31, 2005 were $15.3 million, compared to $8.6 million for the three months ended March 31, 2004, an increase of $6.7 million, or 76.9%. Net revenues increased due primarily to an increase in the number of survey projects completed and the additional revenue provided via the acquisitions of Rapidata and goZing. This increase was seen primarily in our full-service and sample-only solutions, with the increase in sample only solutions being primarily associated with the acquisition of goZing, which has historically sold only sample only solutions. In addition, increased demand for our services was driven by market factors, including the need for the marketing research industry to improve profitability by using less costly Internet-based marketing research data and the impact of the Do Not Call registry on marketing research firms, which had previously relied heavily on telephone-based data collection methods. We believe that the revenue growth from our Internet survey solutions will continue to be strong for the remainder of 2005, but the growth rate may decline as compared with the year over year revenue growth experienced in 2004 as compared to 2003.

     Gross Profit. Gross profit for the three months ended March 31, 2005 was $10.8 million, compared to $5.8 million for the three months ended March 31, 2004, an increase of $5.0 million, or 86.3%. Gross profit for the three months ended March 31, 2005 was 71.0% of net revenues, compared to 67.4% for the three months ended March 31, 2004. Gross margin increased primarily due to the additional revenues described above and to the more productive use of panelist incentives as a result of a shift from cash incentive payments to a prize-based program, which positively impacted our gross margin by approximately 2.9 percentage points for the three months ended March 31, 2005. This increase was diminished slightly by goZing’s traditionally higher incentive payment structure. Continued reliance on goZing’s incentive structure, which utilizes a higher rate of cash incentives than our program, may increase our overall incentive costs. Additionally, gross margin increased due to a decline in costs related to direct project personnel as a result of the increased percentage of sample-only business, which is less labor intensive, and to our India expansion, whereby we moved a significant portion of survey production and data processing to our India facility during 2003 and 2004. Combined, these added approximately 3.1 percentage points our gross margin for the three months ended March 31, 2005. Our gross margin was reduced by approximately 4.0 percentage points for the three months ended March 31, 2005 as a result of the increased use of outside sample. We utilized outside sample to supplement our panel when completing certain surveys, which we could not complete solely through the use of our panel. Our gross margin was further improved by approximately 1.6 percentage points due primarily to the reduction of revenue share and other delivery costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 were $6.7 million, compared to $4.3 million for the three months ended March 31, 2004, an increase of $2.4 million, or 57.5%. Selling expenses, primarily personnel costs and related commissions, increased approximately $776,000 for the three months ended March 31, 2005 as a result of the recent acquisitions of Rapidata and goZing and hiring new sales and sales-support personnel in order to better promote our products and services. Personnel costs associated with panel, marketing and administration, increased approximately $705,000 for the three months ended March 31, 2005 as a result of the additional costs of the Rapidata and goZing acquired entities, hiring in panel and marketing management, staffing required in finance and administration to operate as a public company as well as the addition of personnel in panel management and administration in our India operation. Advertising and promotion increased approximately $208,000 in the three months ended March 31, 2005 as we increased our spending in direct mail, print and web advertising, and marketing materials and as we hosted seminars and conferences as well as issued additional press releases associated with our acquisition activities. General and administrative expenses, excluding personnel costs, increased approximately $755,000 in the three months ended March 31, 2005 primarily as a result of public company expenses, recruitment fees for personnel additions, additional rent, supplies and infrastructure usage for office expansion in India, Europe and Canada, as well as other professional fees incurred to support our revenue growth and international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased 5.4% to 43.9% from 49.3% for the three months ended March 31, 2005 primarily as a result of the additional revenues, partially offset by the additional costs from the acquired entities. We expect selling, general and administrative expenses to remain relatively consistent as a percentage of revenues in the near term and expect it to decline as a percentage of revenues toward the latter half of 2005, as we realize the benefit of low incremental variable costs associated with future revenue growth.

     Panel Acquisition Expenses. Panel acquisition expenses were $454,000 for the three months ended March 31, 2005, compared to $688,000 for the three months ended March 31, 2004, a decrease of $234,000, or 34.0%. Panel acquisition expenses decreased as a result of our recent acquisitions, which added significantly to our panel, and which were offset partially by $242,000 of amortization expense associated with the panelists acquired in these acquisitions. Our panel recruiting through MSN has declined significantly in the three months ended March 31, 2005 compared to March 31, 2004, primarily as a result of the termination of the MSN panel recruiting arrangement as described below, our acquisitions and our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting than through MSN.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2005 were $783,000, compared to $218,000 for the three months ended March 31, 2004, an increase of $565,000, or 259.2%. This increase in depreciation and amortization expense occurred primarily as a result of the amortization of the step up in basis of the amortizable intangible assets acquired in our recent acquisitions and to our 2004 capital expenditures associated with retooling our infrastructure, as well as the build out of our India facility.

     Research and Development Expenses. Research and development expenses were $346,000 for the three months ended March 31, 2005, compared to $216,000 for the three months ended March 31, 2004, an increase of $130,000, or 60.2%. Research and development expenses amounted to approximately 2.3% and 2.5% of revenues for the three months ended March 31, 2005 and 2004, respectively. Research and development expenses increased as a result of our recent acquisitions, which require additional technological support to integrate the various panels and technology infrastructures.

     Interest Income (Expense), Net. Net interest income for the three months ended March 31, 2005 was $454,000, compared to net interest expense of $56,000 for the three months ended March 31, 2004. The increase in net interest income was due primarily to the interest earned on the proceeds that were invested from our initial public offering completed in July 2004 and our follow-on public offering completed in December 2004.

     Related Party Interest Income (Expense), Net. Related party interest expense was zero and $27,000, respectively, for the three months ended March 31, 2005 and 2004. The decrease in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.

     Other Income (Expense), Net. Other expense for the three months ended March 31, 2005 was $41,000, compared to $5,000 for the three months ended March 31, 2004. Other expense relate primarily to the effects of currency translation associated with our operations in India, Europe and Canada. Our expansion during 2004 gave rise to currency risk associated with transactions in currencies other than the US Dollar.

     Provision for Income Taxes. We recorded an income tax provision for the three months ended March 31, 2005 and 2004 of $492,000 and $21,000, respectively. Our effective tax rate was 16.6% and 6.1%, respectively, for the three months ended March 31, 2005 and 2004. The increase in the effective rate of our tax provision is primarily due to the Internal Revenue Code Section 382, which limits the amount of net operating losses (“NOL’s”) that we may utilize to offset our income tax liabilities on an annual basis. We currently estimate that our use of NOL’s to offset future taxable income will be limited to between $11 million and $14 million annually.

     Net Income. Our net income for the three months ended March 31, 2005 was $2.5 million compared to $325,000 for the three months ended March 31, 2004. The increase in net income was primarily the result of increased revenues partially offset by increased selling, general and administrative expenses and depreciation and amortization expenses. Net income per common share in the prior period includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income available to common stockholders for the three months ended March 31, 2005 was $0.12 and $0.11, respectively, for basic and diluted, as compared to net income per share of $0.01 and $0.01, respectively, for basic and diluted for the three months ended March 31, 2004.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed our initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters commissions, mandatory conversion and dividend payments, mandatory redemption payments and costs associated with our initial public offering. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions and costs associated with our follow-on public offering. At March 31, 2005, we had approximately $81.1 million in cash and cash equivalents on hand, compared to $96.1 million at December 31, 2004. This reduction was primarily due to the use of cash to acquire Rapidata and goZing, and was partially offset by the reduction in marketable securities of approximately $16.7 million, which were liquidated and utilized for these purchases.

     Cash provided by operations for the three months ended March 31, 2005 was $2.3 million, compared to cash utilized by operations of $101,000 for the three months ended March 31, 2004. The increase in cash flow from operations in the 2005 period was primarily attributable to our increased profitability.

     Cash used by investing activities was $21.1 million for the three months ended March 31, 2005, compared to $282,000 for the three months ended March 31, 2004. This increase in cash used by investing activities of $20.8 million was due to our acquisitions of Rapidata and goZing and to a lesser extent to increased additions to our property, equipment and intangibles. This increase was partially offset by our net liquidation of marketable securities of $16.7 million to effect these acquisitions.

     Cash provided by financing activities was $4.0 million for the three months ended March 31, 2005, compared to $693,000 for the three months ended March 31, 2004. The difference was primarily the result of the net proceeds from the issuance of our common stock to the former executives of Rapidata and goZing who each purchased shares of our common stock with the proceeds from the sales of their respective businesses.

     Our working capital at March 31, 2005 was $85.8 million, compared to $115.0 million at December 31, 2004, a decrease of $29.2 million. The decrease in working capital was primarily due to the use of cash and marketable securities to acquire the Rapidata and goZing businesses, offset by cash generated from the period.

     We have maintained a banking relationship with Silicon Valley Bank (“SVB”) since September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. This credit facility allows for borrowings of up to $1.9 million, based upon an 80% advance rate on eligible accounts receivable (the “Borrowing Base”), and bears interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The credit facility is collateralized by a pledge of our general assets and contains a covenant that requires us to achieve EBITDA (as defined in the credit facility) of $1.00 or more during each quarter that the facility is outstanding. In October 2003, we repaid the entire outstanding balance under the facility, and at December 31, 2003 the entire amount was available for borrowing, subject to the sufficiency of the Borrowing Base. On March 31, 2005, the Borrowing Base was sufficient to allow us to borrow the entire amount available under the credit facility, although we had no outstanding borrowings under the credit facility. Interest on the facility is payable monthly, and the entire balance of the facility, including principal, interest and unpaid charges, if any, is payable on August 22, 2005. In April 2004, we amended the credit facility to allow us to incur purchase money obligations, including capital leases, of up to $2.5 million in the aggregate. In July 2004, we amended the credit facility again to allow us to maintain our primary deposit account outside of SVB through October 15, 2004. Upon the completion of our initial public offering, we deposited the net proceeds in a cash management account maintained by one of our underwriters. On October 15, 2004, we further amended the credit facility to convert our previously monthly-based performance covenants to quarterly-based covenants, and to allow us to maintain our primary depository account outside of SVB until December 31, 2004, when a portion of our excess funds will be deposited with SVB, the amount of which will later be determined between us and SVB. In December 2004 we further amended the SVB credit facility to allow us to incur purchase money obligations, including capital leases of up to $4.0 million in the aggregate. In April 2005, subsequent to our balance sheet date, we terminated the SVB credit facility and obtained a larger facility with Commerce Bank as more fully described in Note 11 to the accompanying financial statements. We utilized a portion of these funds from Commerce Bank to effect the acquisition of Ciao. Immediately after such acquisition, our consolidated cash balance was approximately $26.5 million, including $10 million of cash which we must maintain on deposit with Commerce Bank in order to comply with the terms of the Commerce Bank Credit Facility.

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

     At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We have an agreement with MSN under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with MSN, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to MSN for panelists they recruit and for surveys taken by MSN recruited panelists. In 2004 and continuing in 2005 there has been a continued decline in panel recruitment through MSN and a decline in our use of MSN recruited panelists, resulting in lower payments to MSN, and we anticipate this decline will continue over the next twelve months. We anticipate that any increased liquidity associated with this decreasing reliance on MSN and MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources. In November 2004, Microsoft Corporation gave us notice that it intended to terminate the contract between us and cease recruiting panelists as of February 8, 2005. As of February 8, 2005, MSN stopped recruiting panelists for us, but we continue to pay fees related to surveys completed by panelists recruited through MSN.

     In the three months ended March 31, 2005, we incurred capital expenditures of $112,000 and $592,000 related to India and North America, respectively. For fiscal 2005, we expect capital expenditures to total approximately $5.0 million. In the United States, capital expenditures were applied primarily to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, to upgrade personal computers for employees and to new Internet telephony equipment to facilitate international communications. These capital expenditures will be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our 2005 capital expenditures consisted primarily of leasehold improvements, office furniture, computer equipment, Internet telephony equipment and other costs associated with building our Indian facility. These expenditures were funded from our cash flow from operations. In addition, costs we have incurred and may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, have and will also be funded from our cash flow from operations and other available financing sources, including our credit facility.

     There were no material changes outside the ordinary course of business in our contractual obligations during the three months ending March 31, 2005. The following table summarizes our contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Years Ended December 31,
	Total at
	March 31,						2010 and
	2005	2005(1)	2006	2007	2008	2009	thereafter
	($ in thousands)
Contractual obligations:
Capital lease payments	$3,433	$1,093	$1,496	$789	$47	$8	$—
Non-cancelable operating lease obligations	7,684	1,407	1,734	1,649	1,597	1,297	—
Other long-term liabilities	155	41	58	50	6	—	—

Total contractual cash obligations	$11,272	$2,541	$3,288	$2,488	$1,650	$1,305	$—

(1)	Includes only the remaining nine months of the year ending December 31, 2005.

     Based on our current level of operations and anticipated growth, we believe that our cash generated from operations, amounts available under our credit facility and future capital leasing arrangements with Somerset Capital, together with the net cash and investments on hand, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Risk Factors

     You should carefully consider the risks described below and elsewhere in this quarterly report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

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

     In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives. In April 2004, we shifted our incentive program away from cash-based payments to a program emphasizing prize-based incentives. If we are required to shift back to a cash based payment incentive program, otherwise increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.

We derived approximately 37% and 33% of our total net revenues from ten clients in fiscal 2004 and during the three months ended March 31, 2005, respectively. If we were to lose, or if there were a material reduction in business from, these clients, our net revenues might decline substantially.

     Our ten largest clients accounted for approximately 37% and 33%, of our total net revenues for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. Additionally, two of our ten largest clients for the three months ended March 31, 2005 were owned by the same parent company. Together they accounted for approximately 13% and 9% of our net revenues for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. If we lose business from any of our top ten clients, our net revenues might decline substantially.

We may not be able to successfully compete with marketing research firms and other potential competitors.

     The market for our products and services is highly competitive. We compete for clients with other Internet-based marketing research data collection firms, such as SPSS Service Bureau and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc., and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.

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

     Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, the acquisition of ARBOR, Inc., by GfK-AG, and GfK-AG’s recently announced intention to acquire NOP World, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panel such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In either case, our net revenues would be reduced.

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

     We are rapidly expanding our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully integrate our acquisition of Ciao AG in Europe and expand our sales and marketing efforts there we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities.

     Our employee base has grown from 54 in February 2002 to 339 as of March 31, 2005, including employees of our subsidiaries in India, the United Kingdom and Canada. If our business continues to grow, we could be required to hire a significant number of additional employees in the United States and abroad. The recruiting, hiring, training and integration of a large number of employees throughout the world will place a significant strain on our management and operational resources. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.

     We are concentrating a significant portion of our operational capacity in our facility located in India and Canada and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in India, Canada or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and additional transitional costs.

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

     As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition of OpinionSurveys.com and our current integration of our recent acquisitions of Rapidata.net, Zing Wireless, Inc. and Ciao AG. The risks we may face in acquiring or investing in complementary businesses include:

•	difficulties with the integration and assimilation of the acquired business, including maintaining the frequency of survey participation of panelist who join our panel through acquisitions;

•	diversion of our management team’s attention from other business concerns;

•	availability of favorable acquisition or investment financing;

•	potential undisclosed liabilities associated with acquisitions

•	loss of key employees of any acquired business; and

•	our ability to successfully operate and grow business untis within the acquired companies that provide products and services other than Internet survey solutions.

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

     In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future, include:

•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research project;

•	the development of products and services by our competitors; and

•	Project cancellations by our clients or changes in project completion dates by our clients, effecting the timing of our recognition of revenue.

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

     The Internet Tax Freedom Act (the “ITFA”) that was originally passed in 1995 prohibited states or political subdivisions from (i) imposing taxes on Internet access and (ii) imposing multiple and discriminatory taxes on e-

commerce. The ITFA expired on November 1, 2003 and has not been renewed. As a result of the expiration of the ITFA, states are no longer prohibited under federal law from imposing taxes that were covered by the ITFA. In the absence of a renewal of the ITFA, states may begin to impose taxes on Internet access, related charges and other e-commerce products and services. If one or more states impose such taxes in a manner that results in the taxation of Internet access providers, ourselves, our customers or other parties upon whom these parties or our panelists rely for access to the Internet or other products or services, our expenses may increase and it may become difficult to recruit and maintain our panelists or sell our products and services. Proposed legislation has been introduced in Congress to reinstate and broaden the ITFA. It is unclear whether or not this legislation will be enacted and, if so, the substance of its provisions.

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

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004, including, among other things:

•	the acceptance of our Internet-based marketing research data collection products and services by existing and potential clients;

•	our ability to maintain and expand the Greenfield Online panel both domestically and internationally;

•	our ability to market our Internet survey solutions;

•	our ability to continue to develop and improve our technology infrastructure;

•	significant increases in competitive pressures in the marketing research data collection industry;

•	our ability to attract and retain experienced project management professionals;

•	the effect that the Do Not Call registry and other regulations may have on the adoption of Internet-based marketing research data collection;

•	the growth of Internet penetration outside the United States;

•	our ability to expand internationally; and

•	our ability to successfully integrate our recent acquisitions and our ability to identify, consummate and integrate potential acquisition targets in the future.

     These risks are not exhaustive. Other sections of this report on Form 10-Q include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

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

Item 4: Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

(a) In connection with the acquisition of Rapidata.net, Inc. (“Rapidata”), we issued and sold an aggregate of 32,450 shares of Greenfield Online common stock in a private placement to Benjamin Douglas Feldman and John Gilmer Mebane, III, each an executive officer of Rapidata for an aggregate offering price of $600,000. The purchase price for the shares issued and sold in the private offering to the Rapidata executives was $18.49 per share. The sales to the Rapidata executives were exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The Rapidata executives that purchased shares represented that they were accredited investors, as that term is defined in Regulation D, and each such executive represented his intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

In connection with the acquisition of Zing Wireless, Inc. (“goZing”), we issued and sold an aggregate of 195,650 shares of Greenfield Online common stock in a private placement to Matthew D. Dusig, Gregg Lavin and Lance Suder, each an executive officer of goZing for an aggregate offering price of $3.6 million. The purchase price for the shares issued and sold in the private offering to the goZing executives was $18.40 per share. The sales to the goZing executives were exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. All of the goZing executives that purchased shares represented that they were accredited investors, as that term is defined in Regulation D, and each such executive represented his intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

(b) On December 6, 2004, our registration statement on Form S-1 was declared effective for our follow-on public offering, pursuant to which we sold 4.5 million shares of common stock. The stock was offered to the public at $18.16 per share and we received net proceeds of approximately $76.5 million (after underwriters’ commissions of $4.5 million and expenses of approximately $0.7 million). The proceeds from the follow-on offering have been utilized to fund the acquisition of Ciao AG in April 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits

  Exhibits

Exhibit
No.	Description of Exhibits
10.50	Credit agreement dated April 6, 2005 by and between Commerce Bank N.A. and Greenfield Online, Inc. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.

By:	/s/ Robert E. Bies

Robert E. Bies Executive Vice President and Chief Financial Officer (and duly authorized officer)

Dated: May 16, 2005