Form 10-Q
period 2005-06-30
GREENFIELD ONLINE INC
filed 2005-08-15
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of August 11, 2005 was 25,292,840 shares.

GREENFIELD ONLINE, INC.
FORM 10-Q

		Page
Part I Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	1

	Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2005	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38
EX-10.51: EMPLOYMENT AGREEMENT
EX-10.52: EMPLOYMENT AGREEMENT
EX-10.53: EMPLOYMENT AGREEMENT
EX-10.54: LETTER OF ENGAGEMENT
EX-10.55: AMENDED AND RESTATED PARTNER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,809	$96,082
Investments in marketable securities	—	17,400
Accounts receivable trade (net of allowances of $1,220 and $429 at June 30, 2005 and December 31, 2004, respectively)	21,847	10,537
Prepaid expenses and other current assets	1,359	1,245
Deferred tax assets, current	13,576	—

Total current assets	58,591	125,264
Restricted cash	10,000	—
Property and equipment, net	8,535	5,611
Other intangible assets, net	23,981	3,647
Goodwill	159,236	—
Deferred tax assets, long-term	6,443	—
Security deposits and other long term assets	1,228	784

Total assets	$268,014	$135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,089	$2,868
Accrued expenses and other current liabilities	16,047	5,892
Current portion of long term debt	3,333	—
Current portion of capital lease obligations	1,728	1,253
Deferred revenue	381	225

Total current liabilities	25,578	10,238

Long-term debt	14,959	—
Capital lease obligations	1,969	1,877
Deferred tax liabilities, long-term	5,790	—
Other long-term liabilities	91	113

Total liabilities	48,387	12,228

Commitments and contingencies
Stockholders’ deficit:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,279,447 and 21,001,103 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	2
Additional paid-in capital	288,493	204,635
Accumulated deficit	(57,079)	(78,671)
Unearned stock-based compensation	(1,792)	(2,757)
Accumulated other comprehensive loss	(9,867)	—
Treasury stock, at cost;
Common stock; 9,643 shares at June 30, 2005 and December 31, 2004, respectively	(131)	(131)

Total stockholders’ equity	219,627	123,078

Total liabilities and stockholders’ equity	$268,014	$135,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$26,283	$10,229	$41,534	$18,852
Cost of revenue	7,162	2,180	11,587	4,993

Gross profit	19,121	8,049	29,947	13,859

Operating expenses:
Selling, general and administrative	11,174	5,109	17,872	9,363
Panel acquisition expenses	833	484	1,287	1,172
Depreciation and amortization	2,020	245	2,803	463
Research and development	570	265	916	481

Total operating expenses	14,597	6,103	22,878	11,479

Operating income	4,524	1,946	7,069	2,380

Other income (expense):
Interest income (expense), net	(232)	(74)	222	(130)
Related party interest expense, net	—	(13)	—	(40)
Other income (expense), net	22	(11)	(19)	(16)

Total other income (expense)	(210)	(98)	203	(186)

Income before income taxes	4,314	1,848	7,272	2,194
Provision (benefit) for income taxes	(14,812)	121	(14,320)	142

Net income	19,126	1,727	21,592	2,052
Less: Cumulative dividends on Series B convertible preferred stock	—	(168)	—	(336)
Income allocable to participating preferred securities	—	(1,302)	—	(1,433)

Net income available to common stockholders	$19,126	$257	$21,592	$283

Net income per share available to common stockholders:
Basic	$0.76	$0.13	$0.93	$0.14

Diluted	$0.75	$0.10	$0.92	$0.10

Weighted average shares outstanding:
Basic	25,041	2,052	23,118	2,053

Diluted	25,422	2,693	23,555	2,707

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

			Additional	Treasury Stock		Unearned		Accumulated other	Total
	Common Stock		Paid-In	Common Stock		Stock-Based	Accumulated	comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (loss)	Equity (Deficit)	Income (loss)
Balance at December 31, 2004	21,001	$2	$204,635	9	$(131)	$(2,757)	$(78,671)	$—	$123,078

Six months ended June 30, 2005:
Net income for the period		—		—	—	—	21,592		21,592	$21,592
Issuance of shares related to the Employee Stock Purchase Plan	3	—	65						65
Exercise of warrants	17	—	—						—
Exercise of stock options	82	—	203						203
Stock option forfeitures			(489)			489			—
Shares purchased by the executive officers of Rapidata.net, Inc.	33	—	600						600
Shares purchased by the executive officers of Zing Wireless	196	—	3,600						3,600
Shares issued in connection with acquisition of Ciao AG	3,947	1	79,697						79,698
Translation adjustments								(9,867)	(9,867)	(9,867)
Income tax effects of translation adjustments									—	547

Comprehensive income, net of income tax effects									—	$12,272

Adjustment to fees paid related to stock issuance			155						155
Contribution to capital			27						27
Amortization of unearned stock based compensation						476			476

Balance at June 30, 2005	25,279	$3	$288,493	9	$(131)	$(1,792)	$(57,079)	$(9,867)	$219,627

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$21,592	$2,052
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	(15,503)	—
Depreciation and amortization	4,004	638
Amortization of contract asset	—	17
Amortization of stock-based compensation	476	847
Non-cash interest expense (income)	—	40
Loss on sale of property and equipment	16	1
Provision for doubtful accounts and other sales allowances	121	9
Changes in assets and liabilities, net:
Accounts receivable	(3,544)	(3,512)
Deferred project costs	(68)	(94)
Other current assets	781	(537)
Security deposits	12	(165)
Other assets	(533)	—
Accounts payable	20	547
Accrued expenses and other current liabilities	1,560	227
Other, net	(55)	—
Deferred project revenue	117	69

Net cash provided by operating activities	8,996	139

Cash flows from investing activities:
Purchases of marketable securities	(8,249)	—
Sales of marketable securities	25,649	—
Proceeds from sale of property and equipment	—	2
Purchases of businesses, net of cash acquired	(110,658)	—
Additions to property and equipment and intangibles	(1,795)	(860)

Net cash used in investing activities	(95,053)	(858)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	18,848	1,000
Repayments under credit facility	(555)	—
Other long-term liabilities	(37)	(60)
Proceeds of options exercised	203	—
Contribution to capital	27	—
Net proceeds from issuance of common stock	4,200	—
Deferred IPO costs	—	(1,361)
Principal payments under capital lease obligations	(694)	(510)

Net cash provided by (used in) financing activities	21,992	(931)

Effect of exchange rate changes	(208)	(4)
Net decrease in cash, restricted cash and cash equivalents	(64,273)	(1,654)
Cash, restricted cash and cash equivalents at beginning of the period	96,082	3,721

Cash, restricted cash and cash equivalents at end of the period	$31,809	$2,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$387	$129
Income taxes	690	151
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$1,062	$380
Repossession of shares in payment of note receivable from officer	—	169
Cumulative dividends on Series B convertible preferred stock	—	336
     The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission, and all significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Follow-on Public Offering. In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $0.7 million. The proceeds have been utilized to fund the acquisition of Ciao AG in April 2005 described in Note 6 below.
Note 2 — Summary of significant accounting policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 which was filed on March 31, 2005, and have not materially changed, except as noted below.
     Cash, restricted cash and cash equivalents. We consider all highly liquid investments (cash and short-term securities) with original maturities of three months or less to be cash equivalents. We have restricted cash of $10.0 million and zero at June 30, 2005 and December 31, 2004, respectively. The restricted cash at June 30, 2005 is cash we are required to maintain on deposit with Commerce Bank pursuant to the terms of the Commerce Bank Credit Facility (See Note 8). We classify this restricted cash as a long-term asset because it serves as collateral for our debt with Commerce Bank, a portion of which is classified as long-term debt.
     Investments in Marketable Securities. As of December 31, 2004 the Company had investments in certain marketable securities with original maturities greater than 90 days, which had interest rates that reset periodically in an auction process. These securities are classified as current Investments in Marketable Securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Further, the Company’s position in these securities has been liquidated subsequent to December 31, 2004. As of June 30, 2005, the Company did not have any investments in certain marketable securities, corporate commercial paper or other debt securities, with an original maturity greater than 90 days.
     The table below provides the fair value of available-for-sale securities by type as of June 30, 2005 and December 31, 2004 ($ in thousands):

	Fair Value	Fair Value
	June 30,	December 31,
	2005	2004
Investment Type
U.S. State debt obligations	$—	$14,500
Other debt securities	—	2,900

Fair value	$—	$17,400

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of income as they occur. Unclaimed incentives historically have represented less than 10% of total incentives incurred.
     Comprehensive income (loss). As shown in the Statements of Changes in Stockholders’ Equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in equity of the Company that result from recognized transactions and other events of the period other than transactions with stockholders. Accumulated other comprehensive income (loss) (“AOCI”) consists entirely of cumulative translation adjustments at June 30, 2005.
     Foreign Currency Translation. We began operations outside the United States during the year ended December 31, 2003. Prior to the acquisition of Ciao on April 6, 2005, the functional currency of our foreign operations was the U.S. Dollar. All assets and liabilities of these foreign subsidiaries are translated at the year end (current) exchange rates and components of revenue and expenses are re-measured at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in “Other income and expense” in the unaudited consolidated statements of income included in this Quarterly Report which are considered immaterial for the three and six months ended June 30, 2005 and 2004. Subsequent to April 6, 2005, for the entities acquired in the Ciao acquisition the functional currency is their respective local currency. Assets and liabilities for such entities are translated at the period end (current) exchange rates, and components of income and expenses are re-measured at average exchange rates for the applicable period. The translation adjustments are included in AOCI in the accompanying balance sheet.
     Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. In prior periods, a valuation allowance was recorded to reduce the deferred tax asset to an amount, which we expected to realize in the future. We have continually reviewed the adequacy of the valuation allowance and determined that the indications are that it is more likely than not that these benefits will be realized. Consequently, we released our previously recorded deferred tax valuation allowance of $15.7 million during the three months ended June 30, 2005. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No customer accounted for more than 10% of our net sales for either of the three or six months ended June 30, 2005 and no customer accounted for more than 10% of our accounts receivable at June 30, 2005.
     Goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead we will test it for impairment at least annually. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value of the underlying asset may not be recoverable. The following table summarizes the changes in the carrying value of goodwill for the six months ended June 30, 2005 ($ in thousands):

	Rapidata	goZing	Ciao	Total
Goodwill
Balance as of December 31, 2004	$—	$—	$—	$—
Goodwill associated with the acquisition*	4,965	26,179	136,625	167,769
Foreign currency translation adjustment	—	—	(8,533)	(8,533)

Balance as of June 30, 2005	$4,965	$26,179	$128,092	$159,236

*	Goodwill associated with the goZing acquisition has been adjusted by $232,000 as a result of changes in the net assets acquired from goZing.

     Stock-Based Compensation. We have awarded certain stock option and warrant grants in which the fair value of the underlying stock on the date of grant exceeded the exercise price. As a result, we have recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, we have amortized $223,000 and $476,000 of stock-based compensation expense in the statement of operations for the three and six months ended June 30, 2005, respectively, and $268,000 and $847,000 for the three and six months ended June 30, 2004, respectively, related to these option and warrant grants. Stock-based compensation expense for the three and six months ended June 30, 2004 included compensation cost of zero and $48,000, respectively, related to the notes receivable from a stockholder, which were repaid in May 2004. In connection with options forfeited during the three and six months ended June 30, 2005, we wrote off $436,000 and $489,000, respectively, of unearned stock-based compensation as a reduction of additional paid-in capital.
     We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), for such awards. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income (loss) and income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows ($ in thousands except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income as reported	$19,126	$1,727	$21,592	$2,052
Add: Stock-based employee compensation expense included in net income as recorded	223	268	476	847
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(473)	(443)	(1,079)	(1,211)

Pro forma net income	18,876	1,552	20,989	1,688
Less: Cumulative dividends on Series B convertible preferred stock	—	(168)	—	(336)
Income allocable to participating preferred securities	—	(1,156)	—	(1,129)

Pro forma net income available to common stockholders	$18,876	$228	$21,083	$223

Net income per share as reported:
Basic	$0.76	$0.13	$0.93	$0.14
Diluted	$0.75	$0.10	$0.92	$0.10
Pro forma income per share:
Basic	$0.75	$0.11	$0.91	$0.11
Diluted	$0.74	$0.08	$0.89	$0.08

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and is recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our fiscal year beginning January 1, 2006 as a result of the SEC’s recent decision to delay the effective date of SFAS 123R by six months in order to provide companies more time to implement the standard. SFAS 123R will be applicable to all awards granted, modified or cancelled after that date. Prior to the SEC’s decision, we had previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, that we planned to adopt the standard prospectively as of July 1, 2005.
     The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We will not restate the results of prior periods. Prior to the effective date of SFAS 123R, we will continue to provide the pro-forma disclosures for past awards as required under SFAS 123. We are currently evaluating the impact of this standard on future earnings.
Note 3 — Prepaid expenses and other current assets:
     Prepaid expenses and other current assets consisted of the following at June 30, 2005 and December 31, 2004 ($ in thousands):

	June 30,	December 31,
	2005	2004
Prepaid expenses	$957	$356
Prepaid insurance	81	367
Other non-trade receivables	28	56
Deferred project costs	160	92
Other	133	374

	$1,359	$1,245

Note 4 — Property and equipment, net:
     Property and equipment, net, consisted of the following at June 30, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	June 30,	December 31,
	Life-Years	2005	2004
Computer and data processing equipment	2 — 5	$12,031	$8,498
Leasehold improvements	2 — 5 *	1,526	1,505
Furniture and fixtures	7	2,084	1,732
Telephone systems	5	854	606
Automobile(s)	4	101	88

		16,596	12,429
Less: Accumulated depreciation		(8,061)	(6,818)

Property and equipment, net		$8,535	$5,611

*	Lesser of the estimated life of the asset or the life of the underlying lease.

     Depreciation expense amounted to $899,000 and $1.5 million for the three and six months ended June 30, 2005, respectively, and $245,000 and $463,000 for the three and six months ended June 30, 2004, respectively, including amounts recorded under capital leases.
     Included in property and equipment above are assets acquired under capital leases, which are summarized below at June 30, 2005 and December 31, 2004 ($ in thousands):

	June 30,	December 31,
	2005	2004
Computer and data processing equipment	$6,101	$5,066
Leasehold improvements	30	30
Furniture and fixtures	1,298	1,232
Telephone system	840	594
Automobile(s)	58	58

	8,327	6,980
Accumulated depreciation	(4,396)	(3,639)

Assets under capital leases, net	$3,931	$3,341

Note 5 — Other intangible assets, net:
     Other intangible assets, net, consisted of the following at June 30, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	June 30,	December 31,
	Life-Years	2005	2004
Internal use software	0.42 — 2	$2,238	$2,317
Other software acquired	0.42 — 2	591	—
Panel members	4 — 8	6,838	2,849
Backlog	0.25	424	—
Affiliate network	3	347	—
Customer relationships	5	8,117	—
Non-competition agreements	2.75 — 3	2,804	—
Domain names and service marks	1 — 10	6,660	340

		28,019	5,506
Less: Accumulated amortization		(4,038)	(1,859)

Other intangible assets, net		$23,981	$3,647

Amortization of internal use software amounted to $254,000 and $448,000 for the three and six months ended June 30, 2005, respectively, and $89,000 and $175,000 for the three and six months ended June 30, 2004, respectively, which is included in cost of revenue in the accompanying income statement. Amortization of panel members amounted to $301,000 and $543,000 for the three and six months ended June 30, 2005, respectively, and zero for the three and six months ended June 30, 2004, which is included in panel acquisition expenses in the accompanying consolidated statement of income. Amortization of other intangible assets (excluding internal use software and panel members) amounted to $1.3 million and $1.5 million for the three and six months ended June 30, 2005, respectively, and zero for each of the three and six months ended June 30, 2004.

     Intangible assets subject to amortization at June 30, 2005 are comprised of the following ($ in thousands):

	At June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Internal use software	$2,238	$1,764
Other intangible assets	25,781	2,274

Total intangible assets	$28,019	$4,038

     The weighted average remaining life for intangible assets at June 30, 2005 was 4.3 years and amortization expense for the six months ended June 30, 2005 was $2.5 million.
     Estimated amortization expense for each of the five succeeding years is as follows ($ in thousands):

Amount
For the remaining six months ending December 31, 2005	$3,368
For the calendar year ending December 31, 2006	6,275
For the calendar year ending December 31, 2007	5,946
For the calendar year ending December 31, 2008	4,596
For the calendar year ending December 31, 2009	3,684
For the calendar year ending December 31, 2010	973
Note 6 — Acquisition of businesses:
     On January 25, 2005, we completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into three-year non-competition agreements and employment agreements with us.
     On February 8, 2005, we completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 the Company released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005 all three executive officers had resigned their positions with us.
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao AG, a privately held German company (“Ciao”), the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 8 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 (approximately $74.3 million) set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow will be released after 12 months if there are less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us and such employment agreements are included as exhibits to this Quarterly Report.
     We acquired goZing and Ciao primarily to increase our panel size and panel demographics as well as our customer base, and in the case of Ciao, to rapidly expand our international operations. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. We retained an independent valuation specialist in order to assist us in determining the fair values of a significant portion of these assets, which is reflected below ($ in thousands):

	goZing	Ciao
	February 8,	April 6,
	2005	2005
Cash	$833	$1,775
Trade receivables	2,150	5,602
Other current assets	91	647
Property and equipment	276	1,602
Other intangible assets	4,549	18,683
Deferred tax asset	—	6,060
Goodwill	26,179	136,625

Total assets acquired	34,078	170,994
Accounts payable	(712)	(535)
Accrued expenses	(1,274)	(3,950)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(7,442)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$158,026

     Other intangible assets consists of the following at the date of acquisition for goZing and Ciao ($ in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005
Internal use software	0.42	$159	2	$489
Panel members	5	2,369	4	1,565
Domain names and service marks	10	116	5	6,542
Customer relationships	5	975	5	7,483
Non-competition agreements	3	459	2.75	2,340
Affiliate network	3	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,683

     The actual results of goZing were included in our consolidated financial statements beginning February 9, 2005, while the actual results of Ciao were included in our consolidated financial statements beginning April 7, 2005, the day following the date of each respective acquisition.
     The following table provides the combined pro forma financial information for the goZing and Ciao businesses as if these businesses were acquired at the beginning of each of the periods presented. Rapidata has been excluded from the pro forma presentation as it is diminimus ($ in thousands except per share data):

	Actual	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenue	$26,283	$18,146	$49,328	$33,418
Operating income *	4,524	3,364	6,854	4,137
Net income	19,126	2,832	20,270	3,599
Earnings per share-Basic	0.76	0.11	0.80	0.15
Earnings per share-Diluted	0.75	0.11	0.79	0.14

*	Included in pro forma operating income for each of the three and six month periods is amortization of approximately $1.4 million and $3.2 million, respectively, related to the step up in fair value of the identifiable intangible assets associated with the acquisition. Additionally, pro forma operating income was negatively impacted in the six months ended June 30, 2005 by approximately $308,000 ($257,000 after tax) or $0.01 per share basic and diluted for legal and consulting fees associated with the sale of the goZing business. Certain amounts included in pro forma operating income are subject to fair value adjustments during the allocation period, which ends December 31, 2005 for goZing and March 31, 2006 for Ciao.
Note 7 — Accrued expenses and other current liabilities:
     Accrued expenses and other current liabilities consisted of the following at June 30, 2005 and December 31, 2004 ($ in thousands):

	June 30,	December 31,
	2005	2004
Accrued payroll and commissions	$2,328	$1,439
Panelist incentives	3,743	896
Accrued panel costs	224	1,076
Income and other taxes payable	3,781	481
Fees associated with the follow-on public offering	—	350
Fees associated with the acquisition of Ciao	2,950	—
Software license liability	127	269
Customer deposits	366	118
Other	2,528	1,263

	$16,047	$5,892

     We reversed panelist incentives accrual due to the expiration of the incentives. Such reversed accrual amounts were zero for the three and six months ended June 30, 2005 and $69,000 and $124,000, for the three and six months ended June 30, 2004, respectively.

     We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we pay MSN for network traffic routed to our website where participants respond to our surveys. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $3,000 and $12,000 for the three and six months ended June 30, 2005, respectively, and $5,000 and $89,000 for the three and six months ended June 30, 2004, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenue, amounted to $146,000 and $352,000, respectively, for the three and six months ended June 30, 2005 and $216,000 and $438,000, respectively for the three and six months ended June 30, 2004. In November 2004, Microsoft Corporation gave us notice that it intended to terminate the contract between us and cease recruiting panelists as of February 8, 2005. As of February 8, 2005, MSN stopped recruiting panelists for us, but we continue to pay fees related to surveys completed by panelists recruited through MSN.
Note 8 — Revolving credit facility:
     SVB Credit Facility. We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.9 million at December 31, 2004 based upon an 80% advance rate on eligible accounts receivable. The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, scheduled to mature on August 22, 2005 and was subject to a covenant, which required us to achieve certain performance targets each quarter that the SVB Credit Facility was outstanding. Although we had outstanding borrowings during 2004, we did not have an outstanding balance at December 31, 2004. In addition, we incurred interest expense in the amount of $5,000 and $20,000 for the three and six months ended June 30, 2005, respectively, and $36,000 and $51,000 for the three and six months ended June 30 2004, respectively, associated with the SVB Credit Facility.
     On April 1, 2005, we provided SVB notice of our intention to terminate the SVB Credit Facility. At such time, we had no outstanding borrowings under the SVB Credit Facility, under which we were able to borrow amounts based on our eligible accounts receivable as defined under the SVB Credit Facility. The SVB Credit Facility was terminated on April 5, 2005 and we have paid all amounts due thereunder, including fees and costs associated with the termination, of approximately $15,000. The termination of the SVB Credit Facility has not had a material effect on our liquidity or capital resources.
     Commerce Bank Credit Facility. On April 6, 2005, we entered into a Credit Agreement with Commerce Bank NA (“Commerce Bank”) that provides for a term loan of $10.0 million and a revolving loan of up to $15.0 million (the “Commerce Bank Credit Facility”). The term loan is payable over a 36 month period and we have classified the payments due over the 12 months beginning July 1, 2005 as current portions of long-term debt. The remaining amounts due under the term loan and the entire balance due under the revolving loan have been classified as long-term debt as of June 30, 2005. The amounts available to be borrowed under the revolving loan are based on eligible accounts receivable as defined in the Commerce Bank Credit Facility. The initial interest rate on both the term loan and the revolving loan is 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility we may choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or we may choose to have the interest rate be 0.75% above the prime rate. Certain costs associated with entering into the Commerce Bank Credit Facility have been deferred and are being amortized over its term. The Commerce Bank Credit Facility requires that monthly payments of principal and interest be made on the term loan, and both the term loan and revolving loan mature on April 6, 2008. The Commerce Bank Credit Facility is secured by security interests in substantially all of our personal property. Two of our subsidiaries, Zing Wireless, Inc. and Rapidata.Net, Inc., have guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility requires that as of the last day of each fiscal quarter, beginning with the second quarter of 2005, we must have achieved a minimum EBITDA of $20.0 million (as such term is defined in the Commerce Bank Credit Facility including EBITDA attributable to Ciao for the period beginning July 1, 2004), for the 12 months then ended. We are also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao as described in Note 6 above and approximately $11.4 million for working capital and general corporate purposes. In addition, we incurred interest expense in the amount of $287,000, for the three and six months ended June 30, 2005 associated with the Commerce Bank Credit Facility. As of June 30, 2005, we had $18.3 million of indebtedness outstanding under the Commerce Bank Credit Facility, and had $323,000 of available borrowings. We are currently in compliance with all covenants under the Commerce Bank Credit Facility.

Note 9 — Earnings per share:
     Net income (loss) per share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and in 2004 also includes the assumed conversion of preferred stock using the if-converted method if such conversion would be dilutive. In 2004, due to the participation features of our Series A, Series B and Series C-1 Preferred Stock, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Weighted average potential common shares of 195,000 and 111,000 for the three and six months ended June 30, 2005, respectively, and 191,000 and 103,000 for the three and six months ended June 30, 2004, respectively, were excluded from the computation of diluted earnings per share as they would be anti-dilutive.
     The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,041	2,052	23,118	2,053
Dilutive effect of stock option grants	381	620	437	631
Dilutive effect of warrants	—	21	—	23

Diluted number of common and potential common shares outstanding	25,422	2,693	23,555	2,707

Note 10 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America (“N.A.”) and Europe, as separate markets. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our domestic headquarters, with various satellite offices globally. With the acquisition of Ciao, we have now expanded significantly into Europe. We manage our businesses separately in N.A. and Europe, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on operating profit.
     The tables below present information about reported segments for the three and six months ended June 30, 2005 ($ in thousands). For all prior periods, we managed our business as a domestic business; therefore no information about profitability is available for prior periods.

	Three Months				Six Months
	Ended June 30, 2005				Ended June 30, 2005
				Consol-				Consol-
	N.A.	Europe	Elim	idated	N.A.	Europe	Elim	idated
Segment Revenue:
Net revenue from external customers	$18,202	$8,081	$—	$26,283	$33,453	$8,081	$—	$41,534
Intersegment revenue	46	516	(562)	0	46	516	(562)	0

Net revenue by segment	$18,248	$8,597	$(562)	$26,283	$33,499	$8,597	$(562)	$41,534

	Three Months				Six Months
	Ended June 30, 2005				Ended June 30, 2005
				Consol-				Consol-
	N.A.	Europe	Elim	idated	N.A.	Europe	Elim	idated
Segment Operating Profit:
Operating profit by segment	$2,524	$2,000	$—	$4,524	$5,069	$2,000	$—	$7,069

Interest income (expense), net				(232)				222
Currency exchange gain (loss), net				22				(19)

Income before income taxes				$4,314				$7,272

Included in Segment Operating Profit:
Depreciation and amortization	$1,473	$1,311	$—	$2,784	$2,593	$1,311	$—	$4,004
Stock based compensation	223	—	—	223	476	—	—	476

	$1,696	$1,311	$—	$3,007	$3,069	$1,311	$—	$4,480

	June 30, 2005
	N.A.	Europe	Consolidated
Total Assets:
Total assets by segment	$105,928	$162,086	$268,014

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Sales by Major Country:
United States	$18,202	$33,453
Germany	3,798	3,798
United Kingdom	2,848	2,848
Other, all foreign	1,435	1,435

Total sales by major country	$26,283	$41,534

June 30,
2005
Long-Lived Assets* by Major Country:
United States	$45,024
Germany	145,848
Other, all foreign	880

Total long-lived assets by major country	$191,752

*	Long-lived assets include the net book value of “Property and equipment”, “Intangibles”, such as domain and trade names, service marks, customer relationships, panel members, and non-competition agreements, “Internal use software” and “Goodwill”.
Note 11 — Taxes on income:
     Income before income taxes and the provision (benefit) for income taxes were comprised of ($ in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Income before income taxes:
Domestic	$3,222	$1,848	$6,029	$2,132
Foreign	1,092	—	1,243	62

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	$4,314	$1,848	$7,272	$2,194

Provision (benefit) for income taxes:
Currently payable:
Federal	$(61)	$93	$188	$66
State	48	23	281	69
Foreign	704	5	714	7

Total current income tax provision (benefit)	$691	$121	$1,183	$142

Deferred income tax provision (benefit):
Federal	$(11,878)	$—	$(11,878)	$—
State	(3,838)	—	(3,838)	—
Foreign	213	—	213	—

Total deferred income tax provision (benefit)	$(15,503)	$—	$(15,503)	$—

Total income tax provision (benefit)	$(14,812)	$121	$(14,320)	$142

     During the six months ended June 30, 2005 we utilized $2.5 million of deferred tax assets, primarily related to the utilization of NOLs and temporary differences. At June 30, 2005, we released the remaining previously recorded valuation allowance against the deferred tax assets of $15.7 million as we determined that we are more likely than not to realize such deferred tax assets in the future. This release was based upon successive quarters of operating profits and expected future profitability; acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions.
     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at June 30, 2005 and December 31, 2004 are as follows ($ in thousands):

	June 30,	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,427	$14,108
Unearned stock-based compensation	3,686	3,544
Capitalized panel costs	1,001	1,102
Federal and state tax credits	2	664
Amortization of intangible assets acquired	(1,325)	—
Other deferred tax assets	438	399

Net deferred tax asset	14,229	19,817
Valuation allowance	—	(19,817)

Total net deferred tax assets	$14,229	$—

     At June 30, 2005 and December 31, 2004, net operating loss carryforwards (“NOL(s)”) of $29.4 million and $34.8 million, respectively, are available to reduce future domestic income taxes. The majority of the NOLs begin to expire in 2020. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of NOL’s for the year ended December 31, 2005 will not be impacted by this limitation.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). At December 31, 2004, the valuation allowance fully offset the gross deferred tax asset. Because we incurred cumulative losses in recent years, management did not believe there was sufficient evidence to indicate that we would more likely than not realize our domestic deferred tax assets. At June 30, 2005, we have reassessed our need for a valuation allowance and determined that currently there is sufficient evidence to release the valuation allowance, as we believe we will more likely than not realize such deferred tax assets. As such, we released $15.7 million of a deferred tax valuation allowance during the three months ended June 30, 2005.
     We are subject to ongoing tax examinations and assessments in various domestic and foreign jurisdictions. Accordingly, we provide for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in this Quarterly Report. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statement” contained in this Quarterly Report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes during the three and six months ended June 30, 2005, except as they may relate to certain policies and estimates associated with the recent acquisitions and as noted below.
     Goodwill. We will complete an impairment test on an annual basis. In performing this annual test, we will compare the fair value of a reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we will also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value of the underlying asset may not be recoverable.
Results of Operations
     Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004
     Net Revenue. Net revenue for the three months ended June 30, 2005 was $26.3 million, compared to $10.2 million for the three months ended June 30, 2004, an increase of $16.1 million, or 156.9%. Excluding the revenue associated with the recent Ciao acquisition, net revenue would have increased $8.0 million for the three months ended June 30, 2005. Net revenue increased due primarily to an increase in the number of survey projects completed and the additional revenue provided via the acquisitions of Rapidata, goZing and Ciao. This increase was seen primarily in our full-service and sample-only solutions, with the increase in sample-only solutions being primarily associated with the acquisition of goZing and Ciao, which have historically sold predominantly sample-only solutions. In addition, increased demand for our services was driven by market factors, including the need for customers to improve profitability by using less costly Internet-based marketing research data and the impact in the United States of the national “Do Not Call” registry on marketing research firms, which had previously relied heavily on telephone-based data collection methods. We believe that the revenue growth from our Internet survey solutions will continue to be strong for the remainder of 2005, but we expect the growth rate will decline as compared with the year over year revenue growth experienced in 2004 as compared to 2003.

     Gross Profit. Gross profit for the three months ended June 30, 2005 was $19.1 million, compared to $8.0 million for the three months ended June 30, 2004, an increase of $11.1 million, or 137.6%. Gross profit increased primarily due to the additional revenue described above, however, gross profit declined as a percentage of revenue by 5.9% from 78.7% for the three months ended June 30, 2004 to 72.8% for the three months ended June 30, 2005. The decline in gross profit as a percentage of revenue was due predominantly to three factors: an increase in the percentage of revenue of panelist incentive costs of 6.7%, an increase in outside sample costs of 2.2%, and amortization expense associated with internal use software of 0.6%. These three factors were in turn offset by a reduction in the percentage of revenue of direct project personnel costs of 3.7%. The decline in the percentage of revenue of direct project personnel costs was due to increased usage of our facility located in India for survey production as well as a higher percentage of total survey production in the sample-only product line. The higher percentage of the sample-only product line was due predominantly to the acquisition of goZing and Ciao, which have historically had a high percentage of their survey production in the sample-only product line. The increase in the percentage of revenue of incentives was due to increased survey production work in the healthcare division, which carries higher incentive costs for medical professionals as well as higher historical incentive costs as a percentage of revenue for the goZing and Ciao panels. The increase in the percentage of revenue of outside sample costs was due primarily to increased demand for Asian sample as well as higher historical outside sample costs as a percentage of revenue associated with Ciao. The increase in the percentage of revenue of amortization expense associated with internal use software was due to further development of internal use software as well as internal use software acquired in the purchase of Ciao.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 were $11.2 million, compared to $5.1 million for the three months ended June 30, 2004, an increase of $6.1 million, or 118.7%. Selling, general and administrative expenses increased as a result of increased business volume as well as the acquisitions of Rapidata, goZing and Ciao.
     Selling, general and administrative expenses declined as a percentage of revenue by 7.4% from 49.9% for the three months ended June 30, 2004 to 42.5% for the three months ended June 30, 2005. The decline in selling, general and administrative expense as a percentage of revenue was due predominantly to a 5.7% decline in selling, general and administrative expense as a percentage of revenue in North America and the acquisition of Ciao which contributed to a 1.7% decline in selling, general and administrative expense as a percentage of revenue.
     The decline in the percentage of revenue of selling, general and administrative expense in North America was due to a reduction in the percentage of revenue of sales personnel of 3.4%, general and administrative personnel and overhead of 2.0% and stock-based compensation of 1.0%, offset by an increase in the percentage of revenue of advertising and marketing expense of 0.7% and marketing and panel personnel of 0.2%. The decline in the percentage of revenue of sales personnel was due to the increase in the usage of inside sales personnel in 2005 as compared to 2004 and the deployment of these personnel in lower cost geographic regions such as India and Canada. The decline in the percentage of revenue of general and administrative personnel and overhead was due to lower requirements for investment in general and administrative personnel and overhead to drive incremental revenue. The decline in stock-based compensation expense as a percentage of revenue was due the increase in revenue in combination with a slight decline in stock-based compensation expense for the three months ended June 30, 2005 versus the three months ended June 30, 2004. The increase in the percentage of revenue of advertising and marketing was due primarily to the rollout of the new corporate website and advertising and marketing materials in connection with the integration of Greenfield Online, Rapidata, goZing and Ciao. The increase in the percentage of revenue of marketing and panel personnel was due to the investment in marketing and advertising as noted previously as well as the investment in panel personnel required to utilize our panel more efficiently and to enhance our panel members’ experience as well as the integration of the Rapidata, goZing, Ciao and Greenfield Online panels.
     The decline in the percentage of revenue of selling, general and administrative expenses related to the acquisition of Ciao is due, for the most part, to Ciao, as a privately held company, operating with a lower cost structure for selling, general and administrative expense in Europe as compared to the higher cost structure for selling, general and administrative expenses of Greenfield Online in the United States as a publicly held company. We expect, however, selling, general and administrative expenses in Europe to increase primarily as a result of compliance costs related to operating as a business unit of a company publicly traded in the United States.

     Panel Acquisition Expenses. Panel acquisition expenses were $833,000 for the three months ended June 30, 2005, compared to $484,000 for the three months ended June 30, 2004, an increase of $349,000, or 72.1%. Panel acquisition expenses increased as a result of our recent acquisitions, which added $383,000 in amortization expenses associated with the panelists acquired in these acquisitions. Excluding the additional amortization expense associated with panelists acquired in our recent acquisitions, panel acquisition expense would have been $450,000 for the three months ended June 30, 2005, compared to $484,000 for the three months ended June 30, 2004. Our panel recruiting through MSN has declined significantly in the three months ended June 30, 2005 compared to the same period in the prior year, primarily as a result of acquisitions and our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting than MSN.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2005 were $2.02 million compared to $245,000 for the three months ended June 30, 2004, an increase of $1.8 million or 724.5%. This increase in depreciation and amortization expense occurred primarily as a result of the amortization of the step up in basis of the amortizable intangible assets acquired in our recent acquisitions and to our 2004 capital expenditures associated with retooling our infrastructure, as well as the outfitting of our facility located in India.
     Research and Development Expenses. Research and development expenses were $570,000 for the three months ended June 30, 2005, compared to $265,000 for the three months ended June 30, 2004, an increase of $305,000, or 115.1%. Research and development expenses amounted to approximately 2.2% and 2.6% of revenue for the three months ended June 30, 2005 and 2004, respectively. Research and development expenses increased as a result of our recent acquisitions, which require additional technological support to integrate the various panels and technology infrastructures.
     Interest Income (Expense), Net. Net interest expense for the three months ended June 30, 2005 was $232,000, compared to $74,000 for the three months ended June 30, 2004. The increase in net interest expense was due primarily to the interest associated with borrowings under the Commerce Bank Credit Facility, as these funds were utilized primarily for the acquisition of Ciao.
     Related Party Interest Income (Expense), Net. Related party interest expense was zero and $13,000 for the three months ended June 30, 2005 and 2004, respectively. The decrease in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.
     Other Income (Expense), Net. Other income for the three months ended June 30, 2005 was $22,000, compared to other expense of $11,000 for the three months ended June 30, 2004. Other income and expense relate primarily to the effects of currency translation associated with our operations in India, Europe and Canada, and most recently to our acquisition of Ciao.
     Provision (Benefit) for Income Taxes. We recorded an income tax benefit for the three months ended June 30, 2005 of $14.8 million, compared to a provision of $121,000 for the three months ended June 30, 2004. In the three months ended June 30, 2005, we recorded a $15.7 million benefit associated with the release of our deferred tax valuation allowance. Excluding the effect of this valuation allowance release, our income tax provision would have been $904,000. Our effective tax rate, excluding this benefit was 21.0% and 6.5% for the three months ended June 30, 2005 and 2004, respectively. The increase in the effective rate of our tax provision is mostly due to the acquisition of Ciao, which is primarily taxed in Germany at a statutory rate of approximately 41%. As a result of the Ciao acquisition and the release of our valuation allowance, we expect our effective tax rate in the future to be at, or slightly above, our overall statutory rate.

     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of NOLs for the year ended December 31, 2005 will not be impacted by this limitation.
     Net Income. Our net income for the three months ended June 30, 2005 was $19.1 million compared to $1.7 million for the three months ended June 30, 2004. The increase in net income was primarily the result of the release of the valuation allowance of $15.7 million. Excluding the effects of the valuation allowance release, net income would have been $3.4 million, and increase of $1.7 million. The increase in net income was primarily the result of increased revenue partially offset by increased selling, general and administrative expenses and depreciation and amortization expenses.
     Net Income per Common Share. Net income per common share in the prior period includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income per share for the three months ended June 30, 2005 was $0.76 and $0.75 for basic and diluted, respectively, as compared to net income per share available to common stockholders of $0.13 and $0.10 for basic and diluted, respectively, for the three months ended June 30, 2004. Excluding the effects of the valuation allowance release, net income per share for the three months ended June 30, 2005 would have been $0.14 and $0.13 for basic and diluted, respectively.
     Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004
     Net Revenue. Net revenue for the six months ended June 30, 2005 was $41.5 million, compared to $18.9 million for the six months ended June 30, 2004, an increase of $22.6 million, or 120.3%. Excluding the revenue associated with the recent Ciao acquisition, net revenue would have increased $14.6 million for the six months ended June 30, 2005. Net revenue increased due primarily to an increase in the number of survey projects completed and the additional revenue provided via the acquisitions of Rapidata, goZing and Ciao. This increase was seen primarily in our full-service and sample-only solutions, with the increase in sample-only solutions being primarily associated with the acquisitions of goZing and Ciao, which have historically sold predominantly sample-only solutions. In addition, increased demand for our services was driven by market factors, including the need for customers to improve profitability by using less costly Internet-based marketing research data and the impact in the United States of the national “Do Not Call” registry on marketing research firms, which had previously relied heavily on telephone-based data collection methods. We believe that the revenue growth from our Internet survey solutions will continue to be strong for the remainder of 2005, but the growth rate will decline as compared with the year-over-year revenue growth experienced in 2004 as compared to 2003.

'

     Gross Profit. Gross profit for the six months ended June 30, 2005 was $29.9 million, compared to $13.9 million for the six months ended June 30, 2004, an increase of $16.0 million, or 116.1%. Gross profit increased primarily due to the additional revenue described above, however, gross profit declined as a percentage of revenue by 1.4% from 73.5% for the six months ended June 30, 2004, to 72.1% for the six months ended June 30, 2005. The decline in gross profit as a percentage of revenue was due predominantly to three factors: an increase in the percentage of revenue of panelist incentive costs of 3.5%, an increase in outside sample costs of 2.7%, and other direct costs of 1.1%. These three factors were in turn offset by a reduction in the percentage of revenue of direct project personnel costs of 3.6% and revenue share arrangements of 2.2%. The decline in the percentage of revenue of direct project personnel was due to increased usage of our facility located in India for survey production as well as a higher percentage of total survey production in the sample-only product line. The decline in the percentage of revenue of revenue share arrangements was due primarily to our intended diversification away from the MSN panel and the decline in surveys fees associated with the use of this panel. The higher percentage of sample-only production was due predominantly to the acquisition of goZing and Ciao, which have historically had a high percentage of their survey production in the sample-only product line. The increase in the percentage of revenue of incentives was due to increased survey production work in the healthcare division, which carries higher incentive costs for medical professionals as well as higher historical incentives costs as a percentage of revenue for the goZing and Ciao panels. The increase in the percentage of revenue of outside sample costs was due primarily to increased demand for Asian and European sample as well as higher historical outside sample costs as a percentage of revenue associated with Ciao. The increase in the percentage of revenue of other direct costs was associated primarily with survey invitation email distribution costs and publisher commissions associated with our acquisition of the goZing business.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 were $17.9 million, compared to $9.4 million for the six months ended June 30, 2004, an increase of $8.5 million, or 90.9%. Selling, general and administrative expenses increased as a result of increased business volume as well as the acquisitions of Rapidata, goZing and Ciao.
     Selling, general and administrative expenses declined as a percentage of revenue by 6.7%, from 49.7% for the six months ended June 30, 2004 to 43.0% for the six months ended June 30, 2005. The decline in selling, general and administrative expense as a percentage of revenue was due predominantly to a 5.7% decline in selling, general and administrative expense as a percentage of revenue in North America and the acquisition of Ciao which contributed to a 1.0% decline in selling, general and administrative expense as a percentage of revenue.
     The decline in the percentage of revenue of selling, general and administrative expense in North America was due to a reduction in the percentage of revenue of sales personnel of 2.2%, general and administrative personnel and overhead of 1.3% and stock-based compensation of 2.8%, offset by an increase in the percentage of revenue of advertising and marketing expense of 0.5%. The decline in the percentage of revenue of sales personnel was due to the increase in the usage of inside sales personnel in 2005 as compared to 2004 and the deployment of these personnel in lower cost geographic regions such as India and Canada. The decline in the percentage of revenue of general and administrative personnel and overhead was due to lower requirements for investment in general and administrative personnel and overhead to drive incremental revenue. The decline in stock-based compensation expense as a percentage of revenue was due the increase in revenue in combination with a slight decline in stock-based compensation expense for the six months ended June 30, 2005 versus the six months ended June 30, 2004. The increase in the percentage of revenue of advertising and marketing was due primarily to the rollout of the new corporate website and advertising and marketing materials in connection with the integration of Greenfield Online, Rapidata, goZing and Ciao.
     The decline in the percentage of revenue of selling, general and administrative expenses related to the acquisition of Ciao is due, for the most part, to Ciao, as a privately held company, operating with a lower cost structure for selling, general and administrative expense in Europe as compared to the higher cost structure for selling, general and administrative expenses of Greenfield Online in the United States as a publicly held company. We expect, however, selling, general and administrative expenses in Europe to increase primarily as a result of compliance costs related to operating as a business unit of a company publicly traded in the United States.

     Panel Acquisition Expenses. Panel acquisition expenses were $1.3 million for the six months ended June 30, 2005, compared to $1.2 million for the six months ended June 30, 2004, an increase of $115,000, or 9.8%. Panel acquisition expenses increased as a result of our recent acquisitions, which added $544,000 in amortization expenses associated with the panelists acquired in these acquisitions. Excluding the additional amortization expense associated with panelists acquired in our recent acquisitions, panel acquisition expense would have been $743,000 for the six months ended June 30, 2005, compared to $1.2 million for the six months ended June 30, 2004. Our panel recruiting through MSN has declined significantly in the six months ended June 30, 2005 compared to the same period in the prior year, primarily as a result of acquisitions and our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting than MSN.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2005 were $2.8 million compared to $463,000 for the six months ended June 30, 2004, an increase of $2.3 million or 505.4%. This increase in depreciation and amortization expense occurred primarily as a result of the amortization of the step up in basis of the amortizable intangible assets acquired in our recent acquisitions and to our 2004 capital expenditures associated with retooling our infrastructure, as well as the outfitting of our facility located in India.
     Research and Development Expenses. Research and development expenses were $916,000 for the six months ended June 30, 2005, compared to $481,000 for the six months ended June 30, 2004, an increase of $435,000, or 90.4%. Research and development expenses amounted to approximately 2.2% and 2.6% of revenue for the six months ended June 30, 2005 and 2004, respectively. Research and development expenses increased as a result of our recent acquisitions, which require additional technological support to integrate the various panels and technology infrastructures.
     Interest Income (Expense), Net. Net interest income for the six months ended June 30, 2005 was $222,000, compared to net interest expense of $130,000 for the six months ended June 30, 2004. The increase in net interest income was due primarily to the interest associated with investments from the proceeds from our follow-on public offering in marketable securities during the six months ended June 30, 2005.
     Related Party Interest Income (Expense), Net. Related party interest expense was zero and $40,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.
     Other Income (Expense), Net. Other expense for the six months ended June 30, 2005 was $19,000, compared to $16,000 for the six months ended June 30, 2004. Other expense relates primarily to the effects of currency translation associated with our operations in India, Europe and Canada, and most recently to our acquisition of Ciao.
     Provision (Benefit) for Income Taxes. We recorded an income tax benefit for the six months ended June 30, 2005 of $14.3 million, compared to a provision of $142,000 for the six months ended June 30, 2004. In the six months ended June 30, 2005, we recorded a $15.7 million benefit associated with the release of our deferred tax valuation allowance. Excluding the effect of this valuation allowance release, our income tax provision would have been $1.4. Our effective tax rate, excluding this benefit was 19.2% and 6.5% for the six months ended June 30, 2005 and 2004, respectively. The increase in the effective rate of our tax provision is mostly due to the acquisition of Ciao, which is primarily taxed in Germany at a statutory rate of approximately 41%. As a result of the Ciao acquisition and the release of our valuation allowance, we expect our effective tax rate in the future to be at, or slightly above, our overall statutory rate.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of NOLs for the year ended December 31, 2005 will not be impacted by this limitation.

     Net Income. Our net income for the six months ended June 30, 2005 was $21.6 million compared to $2.1 million for the six months ended June 30, 2004. The increase in net income was primarily the result of the release of the valuation allowance of $15.7 million. Excluding the effects of the valuation allowance release, net income would have been $5.9 million, and increase of $3.8 million. The increase in net income was primarily the result of increased revenue partially offset by increased selling, general and administrative expenses and depreciation and amortization expenses.
     Net Income per Common Share. Net income per common share in the prior period includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income per share for the six months ended June 30, 2005 was $0.93 and $0.92 for basic and diluted, respectively, as compared to net income per share available to common stockholders of $0.14 and $0.10 for basic and diluted, respectively, for the six months ended June 30, 2004. Excluding the effects of the valuation allowance release, net income per share for the six months ended June 30, 2005 would have been $0.25 and $0.25 for basic and diluted, respectively.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $47.2 million from private offerings of our equity and debt securities, including sales of our equity securities to executives of Rapidata and goZing in connection with those acquisitions. In July 2004, we completed our initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions, mandatory conversion and dividend payments, mandatory redemption payments and other costs associated with our initial public offering. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions and other costs associated with our follow-on public offering. At June 30, 2005, we had approximately $31.8 million in cash, restricted cash and cash equivalents on hand including $10.0 million of restricted cash which is classified as a long-term asset, compared to $96.1 million at December 31, 2004. This reduction was primarily due to the use of cash to acquire Rapidata, goZing, and Ciao and was partially offset by the reduction in marketable securities of approximately $17.4 million, which were liquidated and utilized for these purchases.
     Cash provided by operations for the six months ended June 30, 2005 was $9.0 million, compared to $139,000 for the six months ended June 30, 2004. The increase in cash flow from operations in the six months ended June 30, 2005 period was primarily attributable to our increased profitability.
     Cash used by investing activities was $95.1 million for the six months ended June 30, 2005, compared to $858,000 for the six months ended June 30, 2004. This increase in cash used by investing activities of $94.2 million was due to our acquisitions of Rapidata, goZing and Ciao and, to a lesser extent, to increased additions to our property, equipment and intangibles. This increase was partially offset by our net liquidation of marketable securities of $17.4 million to effect these acquisitions.
     Cash provided by financing activities was $22.0 million for the six months ended June 30, 2005, compared to cash used by financing activities $931,000 for the six months ended June 30, 2004. The difference was primarily the result of the net proceeds of $18.8 million borrowed under the Commerce Bank Credit Facility and used to partially finance the acquisition of Ciao and the sale of shares of our common stock to certain executives of Rapidata and goZing which in-turn were offset partially by the repayments of the SVB Credit Facility and principal payments under capital leases.
     Our working capital at June 30, 2005 was $33.0 million, compared to $115.0 million at December 31, 2004, a decrease of $82.0 million. The decrease in working capital was primarily due to the use of cash and marketable securities to acquire the Rapidata, goZing and Ciao businesses, partially offset by cash generated in the six months ending June 30, 2005 and borrowings under the Commerce Bank Credit Facility.

     We had a banking relationship with Silicon Valley Bank (“SVB”), which we entered into in September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. In April 2005, we terminated the SVB credit facility and obtained a larger facility with Commerce Bank as more fully described below. We utilized a portion of the funds from the Commerce Bank Credit Facility to effect the acquisition of Ciao. Immediately after such acquisition, our consolidated cash balance was approximately $26.5 million.
     On April 6, 2005, we entered into a Credit Agreement with Commerce Bank NA (“Commerce Bank”) that provides for a term loan of $10.0 million and a revolving loan of up to $15.0 million (the “Commerce Bank Credit Facility”). The term loan is payable over a 36 month period and we have classified the payments due over the 12 months beginning July 1, 2005 as current portions of long-term debt. The remaining amounts under the term loan and the entire balance due under the revolving loan have been classified as long-term debt as of June 30, 2005. The amounts available to be borrowed under the revolving loan are based on eligible accounts receivable as defined in the Commerce Bank Credit Facility. The initial interest rate on both the term loan and the revolving loan is 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility we may choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or we may choose to have the interest rate be 0.75% above the prime rate. The Commerce Bank Credit Facility requires that monthly payments of principal and interest be made on the term loan, and both the term loan and revolving loan mature on April 6, 2008. Security interests in substantially all of our personal property secure the Commerce Bank Credit Facility. Two of our subsidiaries, Zing Wireless, Inc. and Rapidata.Net, Inc. have guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility requires that as of the last day of each fiscal quarter, beginning with the second quarter of 2005, we must have achieved a minimum EBITDA of $20 million (as such term is defined in the Commerce Bank Credit Facility including EBITDA attributable to Ciao for the period beginning July 1, 2004), for the 12 months then ended. We are also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao, and approximately $11.4 million for working capital and general corporate purposes. In addition, we incurred interest expense associated with the Commerce Bank Credit Facility in the amount of $287,000, for the three and six months ended June 30, 2005 associated with the Commerce Bank Credit Facility. As of June 30, 2005, we had $18.3 million of indebtedness outstanding under the Commerce Bank Credit Facility, and had $323,000 of available borrowings. We are currently in compliance with all covenants under the Commerce Bank Credit Facility.
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
     At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     We have an agreement with MSN under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with MSN, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to for surveys taken by MSN recruited panelists. In 2004 and continuing in 2005 there has been a continued decline in panel recruitment through MSN and a decline in our use of MSN recruited panelists, resulting in lower payments to MSN, and we anticipate this decline will continue over the next twelve months. We anticipate that any increased liquidity associated with this decreasing reliance on MSN and MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources.

     In the six months ended June 30, 2005, we incurred capital expenditures of $131,000 and $1.5 million and $159,000 related to India, North America and Europe, respectively. For fiscal 2005, we expect capital expenditures to total approximately $6.3 million. In the United States, capital expenditures were applied primarily to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, to upgrade personal computers for employees and to new Internet telephony equipment to facilitate international communications. These capital expenditures will be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our 2005 capital expenditures consisted primarily of office furniture, computer equipment, Internet telephony equipment and other costs associated with outfitting our Indian facility. These expenditures were funded from our cash flow from operations. In Europe, our 2005 capital expenditures consisted primarily of the development of internal use software as well as computer equipment, Internet telephony equipment and other costs associated with the integration of Ciao to our worldwide offices. These expenditures were funded from our cash flows from operations. In addition, costs we have incurred and may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, have and will also be funded from our cash flow from operations and other available financing sources, including our credit facility.
     There were no material changes outside the ordinary course of business in our contractual obligations during the six months ending June 30, 2005. The following table summarizes our contractual obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ in thousands):

		Years Ended December 31,
	Total at
	June 30,						2010 and
	2005	2005 (1)	2006	2007	2008	2009	thereafter
Contractual obligations:
Capital lease payments	$3,697	$832	$1,703	$1,010	$144	$8	$—
Long-term debt	18,292	1,667	3,333	3,333	9,959	—	—
Non-cancelable operating lease obligations	13,483	1,456	3,110	2,978	2,658	2,179	1,102
Other long-term liabilities	141	27	58	50	6	—	—

Total contractual cash obligations	$35,613	$3,982	$8,204	$7,371	$12,767	$2,187	$1,102

(1)	Includes only the remaining six months of the year ending December 31, 2005.
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
     The commercial viability of our marketing research data and our overall business is dependent on our ability to attract and maintain active panelists and ensure optimal panel composition to accommodate a broad variety of marketing research requests. There is currently no historical benchmark by which to predict the optimal size of research panels to ensure high response rates and maximum revenue generation per panelist. If we are unable to accurately determine or build optimal-sized panels, our current panelists may become overused and unresponsive to our requests to participate in surveys. If we fail to regenerate our panel with new and active panelists on a regular basis, the size and demographic diversity of the Greenfield Online panel may decrease and our clients may reduce or stop using our products and services, which may lead to a decline in our revenue.
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
     If we fail to maintain adequate response rates, we may be unable to meet current or future demand for our products and services and our revenue may decline.
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
We derived approximately 37% of our total net revenue from ten clients in each of fiscal year 2004 and the three months ended June 30, 2005. If we were to lose, or if there were a material reduction in business from, these clients, our net revenue might decline substantially.
     Our ten largest clients accounted for approximately 37% of our total net revenue for fiscal year 2004 and for the three months ended June 30, 2005. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substaintially.
We may not be able to successfully compete with marketing research firms and other potential competitors which may cause us to lose sales or experience lower margins on sales.
     The market for our products and services is highly competitive. We compete for clients with other Internet-based marketing research data collection firms, such as Lightspeed Online Research, Inc., Global Market Insight, Inc. and Harris Interactive Service Bureau; firms offering respondent-only services, such as Survey Sampling, Inc., and e-Rewards, Inc.; and large marketing research companies, such as The Kantar Group and Harris Interactive, Inc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.

     We also expect to face competition from other companies with access to large databases of individuals with whom they can communicate through the Internet, such as email service providers and Internet-based direct marketers, as well as companies that develop and maintain a large volume of Internet traffic on their websites, such as large Internet portals, networks and search engines. These companies may, either alone or in alliance with other firms, enter the Internet-based marketing research data collection market. Particularly, such firms face low entry barriers to the sample-only segment of the Internet-based marketing research data collection market.
     Many of our current and potential competitors have longer operating histories, greater brand recognition and significantly greater financial and other resources than we do. These competitors may be able to undertake more extensive sales and marketing campaigns offering their services, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners, panelists and customers than we can. In addition, these competitors and potential competitors may develop technologies that are superior to ours, or that achieve greater market acceptance than our own. If we do not successfully compete with these companies, we might experience a loss of market share and reduced revenue and profitability.
Consolidation in the marketing research industry may result in fewer potential clients for us and a smaller market in general if companies with existing Internet-based panels combine with companies without such panels.
     Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, the acquisition of ARBOR, Inc., by GfK-AG, and Gfk-AG’s recent acquisition of NOP World, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panel, such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In either case, our net revenue would be reduced.
If our clients develop their own Internet-based panels, we may lose some or all of their business.
     Some of our large clients have the financial resources and sufficient need for Internet survey solutions that they may decide to build their own Internet-based panels. Should some or all of these clients decide to build their own Internet-based panels and succeed in doing so, their need for our products and services could be reduced or eliminated. Additionally, should our smaller clients consolidate and achieve sufficient scale, it may become economically feasible for them to build their own Internet-based panels. If they do so, their need for our products and services could be reduced or eliminated. In either case, our revenue would decline.
If the marketplace significantly slows its migration from traditional data collection methods to Internet-based marketing research data collection, our growth may slow or cease altogether.
     The marketplace must continue to accept the Internet as a medium for collecting marketing research survey data and convert to Internet data collection methodologies in order for our business to grow at the rate that we anticipate. In addition, the success of our business depends on our ability to develop and market Internet survey solutions that achieve broad market acceptance and facilitate the transition from traditional data collection methods. If the marketplace slows its migration to Internet-based data collection products and services, we may have difficulty obtaining new clients and our revenue could decline.
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
     We are rapidly expanding our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully integrate our acquisition of Ciao AG in Europe and expand our sales and marketing efforts there, we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities.
     Our employee base has grown from 54 in February 2002 to 559 as of June 30, 2005, including employees of our subsidiaries in Canada and India and Ciao and its subsidiaries. If our business continues to grow, we could be required to hire a significant number of additional employees in the United States and abroad. The recruiting, hiring, training and integration of a large number of employees throughout the world will place a significant strain on our management and operational resources. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
     We are concentrating a significant portion of our operational capacity in our facilities located in India, Canada, Germany, Spain and Romania and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in these countries or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and additional transitional costs.
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

Currency exchange rate fluctuations could lower our revenue and net income.
In the second quarter of 2005 we derived a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe and the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates during the period reported. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced, for instance, in the second quarter of 2005, we experienced a $0.3 million negative impact on revenue as a result of currency exchange rate fluctuations as compared to our expectations. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
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
     As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition of OpinionSurveys.com and our current integration of our recent acquisitions of Rapidata.net, Inc., Zing Wireless, Inc. and Ciao AG. The risks we may face in acquiring or investing in complementary businesses include:
•	difficulties with the integration and assimilation of the acquired business, including maintaining the frequency of survey participation of panelists who join our panel through acquisitions, and operational inefficiencies resulting from operating with multiple and potentially incompatible systems until integration is complete;

•	diversion of our management team’s attention from other business concerns;

•	availability of favorable acquisition or investment financing;

•	potential undisclosed liabilities associated with acquisitions;

•	loss of clients resulting from their desire to diversify their online sample data sources as we increase our market share by acquiring or investing in complementary businesses;

•	loss of key employees of any acquired business; and

•	our ability to successfully operate and grow business units within the acquired companies that provide products and services other than Internet survey solutions.
     Acquisitions or investments may require us to expend significant amounts of cash. This would result in our inability to use these funds for other business purposes. Additionally, if we fund acquisitions through further issuances of our common stock, our stockholders will be diluted, which may cause the market price of our common stock to decline. If we fund acquisitions by incurring indebtedness, it may require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings, which in turn could negatively affect the price of our common stock.
Our success depends on our ability to retain the current members of our senior management team and other key personnel.
     Our success depends to a significant extent on the continued services of our core senior management team of Dean A. Wiltse, our CEO; Robert E. Bies, our Executive Vice President and CFO; Jonathan A. Flatow, our Vice President and General Counsel; Maximillian Cartellieri, our Executive Vice President of Corporate Development;

and Marcus Fredrick Paul, our Executive Vice President of Online Communities. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.
If we fail to continue to attract and retain project management professionals and other highly-skilled personnel, we may be unable to successfully execute our business strategy.
     Our business model is based, and our success depends upon, our ability to attract, retain and motivate highly-skilled project management professionals and other technical, managerial, marketing, sales and client support personnel throughout the world. Because competition to attract trained technical and project management personnel is intense in the marketing research data collection industry, we may experience difficulty attracting, integrating or retaining the number of qualified personnel needed to successfully implement our business strategy. If we are delayed in recruiting key employees, we may be forced to incur significant additional recruitment, compensation and relocation expenses. If we are unable to hire and retain such personnel in the future, we may not be able to operate our business as we do today or meet the needs of our clients.
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
     In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future, include:
•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research project;

•	fluctuations in foreign currency exchange rates;

•	the development of products and services by our competitors; and

•	project cancellations by our clients or changes in project completion dates by our clients, effecting the timing of our recognition of revenue.
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
     The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which took effect on January 1, 2004, imposes a series of new requirements on the use of commercial email messages and directs the FTC to issue new regulations that define relevant criteria and to enforce the Act. Among other things, one proposal being examined by the FTC is a federal “Do Not Email” registry. The CAN-SPAM Act and the regulations enforcing the Act may significantly impact the manner in which we recruit and communicate with our panelists. It may also expose us to potential liability or require us to change or abandon our webmaster affiliate program and other recruitment techniques. We may also need to develop technology or systems to comply with the Act’s requirements for honoring “opt-out” requests. Additionally, there are many state statutes that purport to regulate the distribution of commercial email. If we cannot comply with the requirements of the CAN-SPAM Act or these state statutes, we may need to cease operating portions of our business, which could reduce our revenue.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004 and this Quarterly Report, including, among other things:
•	the acceptance of our Internet-based marketing research data collection products and services by existing and potential clients;

•	our ability to maintain and expand the Greenfield Online panel both domestically and internationally;

•	our ability to successfully integrate our recent acquisitions;

•	our ability to market our Internet survey solutions;

•	our ability to continue to develop and improve our technology infrastructure;

•	significant increases in competitive pressures in the marketing research data collection industry;

•	our ability to attract and retain experienced project management professionals;

•	the effect that the Do Not Call registry and other regulations may have on the adoption of Internet-based marketing research data collection;

•	the growth of Internet penetration outside the United States;

•	our ability to expand internationally; and

•	our ability to identify, consummate and integrate potential acquisition targets.
     These risks are not exhaustive. Other sections of this Quarterly Report include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.
     You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     We have recently expanded internationally, primarily through our acquisition of Ciao AG in April 2005, and as a result we are exposed to certain market risks arising from transactions in the normal course of business. As of June 30, 2005, our primary market risk is exposure to foreign currency exchange rate risk; primarily changes in the dollar to euro exchange rate. These risks may be material in the future. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
Item 4: Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 10, 2005 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2008 and until their successors are duly elected and qualified; (2) approving the amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan by 2,500,000 shares; and (3) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2005.
     The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

	Number of Shares	Number of Shares
	Voted For	Withheld
Lise J. Buyer	22,754,959	188,587
Charles W. Stryker	22,877,113	66,433
The amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan was approved at the Annual Meeting. There were 20,008,694 votes cast approving such amendment, 1,747,308 votes cast against such amendment, 1,475 votes abstaining and 1,186,069 broker non-votes.
The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2005 was approved at the Annual Meeting. There were 22, 887,341 votes cast ratifying such selection, 55,530 votes cast against ratification of such selection and 675 votes abstaining.
Item 5. Other Information
None.

Item 6. Exhibits
     Exhibits

Exhibit
No.	Description of Exhibits
10.51	Employment Agreement between Ciao AG and Maximillian Ulrich Cartellieri with an effective date of April 6, 2005 (filed herewith).

10.52	Employment Agreement between Ciao AG and Marcus Fredrick Paul with an effective date of April 6, 2005 (filed herewith).

10.53	Employment Agreement between Ciao AG and Gunnar Piening with an effective date of April 6, 2005 (filed herewith).

10.54	Letter of Engagement between Ciao SAS and Nicolas Metzke, effective August 1, 2005 (filed herewith).

10.55	Amended and Restated Partner Agreement dated May 11, 2005 by and between OTX Corporation, Zing Wireless, Inc. and Greenfield Online, Inc. (filed herewith) (Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.

	By:	/s/ Robert E. Bies

Robert E. Bies
Executive Vice President and
Chief Financial Officer (and duly
authorized officer)

Dated: August 15, 2005

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits
10.51	Employment Agreement between Ciao AG and Maximillian Ulrich Cartellieri with an effective date of April 6, 2005 (filed herewith).

10.52	Employment Agreement between Ciao AG and Marcus Fredrick Paul with an effective date of April 6, 2005 (filed herewith).

10.53	Employment Agreement between Ciao AG and Gunnar Piening with an effective date of April 6, 2005 (filed herewith).

10.54	Letter of Engagement between Ciao SAS and Nicolas Metzke, effective August 1, 2005 (filed herewith).

10.55	Amended and Restated Partner Agreement dated May 11, 2005 by and between OTX Corporation, Zing Wireless, Inc. and Greenfield Online, Inc. (filed herewith) (Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).