Form 10-Q
period 2005-09-30
GREENFIELD ONLINE INC
filed 2005-11-14
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of November 7, 2005 was 25,303,088 shares.

GREENFIELD ONLINE, INC.
FORM 10-Q

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,393	$96,082
Investments in marketable securities	—	17,400
Accounts receivable trade (net of allowances of $1,515 and $429 at September 30, 2005 and December 31, 2004, respectively)	17,828	10,537
Prepaid expenses and other current assets	1,852	1,245
Deferred tax assets, current	2,493	—

Total current assets	43,566	125,264
Restricted cash, long-term	10,005	—
Property and equipment, net	9,673	5,611
Other intangible assets, net	22,502	3,647
Goodwill	159,152	—
Deferred tax assets, long-term	22,199	—
Security deposits and other long term assets	1,332	784

Total assets	$268,429	$135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,984	$2,868
Accrued expenses and other current liabilities	12,447	5,802
Income taxes payable	3,266	90
Current portion of long term debt	4,533	—
Current portion of capital lease obligations	1,840	1,253
Deferred revenue	363	225

Total current liabilities	25,433	10,238

Long term debt	11,398	—
Capital lease obligations	1,903	1,877
Deferred tax liabilities, long-term	6,109	—
Other long-term liabilities	91	113

Total liabilities	44,934	12,228

Commitments and contingencies
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,303,088 and 21,001,103 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3	2
Additional paid-in capital	288,506	204,635
Accumulated deficit	(55,528)	(78,671)
Unearned stock-based compensation	(1,478)	(2,757)
Accumulated other comprehensive loss	(7,877)	—
Treasury stock, at cost:
Common stock; 9,643 shares at September 30, 2005 and December 31, 2004, respectively	(131)	(131)

Total stockholders’ equity	223,495	123,078

Total liabilities and stockholders’ equity	$268,429	$135,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$23,146	$12,015	$64,680	$30,867
Cost of revenue	6,714	2,515	18,301	7,508

Gross profit	16,432	9,500	46,379	23,359

Operating expenses:
Selling, general and administrative	11,819	5,884	29,691	15,247
Panel acquisition expenses	1,035	599	2,322	1,771
Depreciation and amortization	1,901	388	4,704	851
Research and development	854	308	1,770	789

Total operating expenses	15,609	7,179	38,487	18,658

Operating income	823	2,321	7,892	4,701

Other income (expense):
Interest income (expense), net	(251)	36	(29)	(94)
Related party interest expense, net	—	(1,053)	—	(1,093)
Other expense, net	(112)	(10)	(131)	(26)

Total other expense	(363)	(1,027)	(160)	(1,213)

Income before income taxes	460	1,294	7,732	3,488
Provision (benefit) for income taxes	(1,091)	51	(15,411)	193

Net income	1,551	1,243	23,143	3,295
Less: Charge to common stockholders for Series B convertible preferred stock	—	(28,054)	—	(28,054)
Cumulative dividends on Series B convertible preferred stock	—	(46)	—	(382)
Income allocable to participating preferred securities	—	(131)	—	(1,564)

Net income (loss) available to common stockholders	$1,551	$(26,988)	$23,143	$(26,705)

Net income (loss) per share available to common stockholders:
Basic	$0.06	$(1.91)	$0.97	$(4.39)

Diluted	$0.06	$(1.91)	$0.96	$(4.39)

Weighted average shares outstanding:
Basic	25,292	14,145	23,851	6,084

Diluted	25,542	14,969	24,219	6,799

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
			Additional			Unearned		Other	Total
	Common Stock		Paid-In	Treasury Stock		Stock Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (loss)	Equity	Income
Balance at December 31, 2004	21,001	$2	$204,635	9	$(131)	$(2,757)	$(78,671)	$—	$123,078

Nine months ended September 30, 2005:
Net income for the period		—		—	—	—	23,143	—	23,143	$23,143
Issuance of shares related to the Employee Stock Purchase Plan	12	—	149	—	—	—	—	—	149	—
Exercise of warrants	17	—	—	—	—	—	—	—	—	—
Exercise of stock options	98	—	244	—	—	—	—	—	244	—
Stock option forfeitures		—	(601)	—	—	601	—	—	—	—
Shares purchased by the executive officers of Rapidata.net	32	—	600	—	—	—	—	—	600	—
Shares purchased by the executive officers of Zing Wireless	196	—	3,600	—	—	—	—	—	3,600	—
Shares issued in connection with acquisition of Ciao	3,947	1	79,697	—	—	—	—	—	79,698	—
Translation adjustments, net of related income tax effects		—		—	—	—	—	(7,877)	(7,877)	(7,877)

Comprehensive income		—		—	—	—	—	—	—	$15,266

Adjustment to fees paid related to stock issuance		—	155	—	—	—	—	—	155
Contribution to capital		—	27	—	—	—	—	—	27
Amortization of unearned stock-based compensation		—		—	—	678	—	—	678

Balance at September 30, 2005	25,303	$3	$288,506	9	$(131)	$(1,478)	$(55,528)	$(7,877)	$223,495

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$23,143	$3,295
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(17,211)	—
Depreciation and amortization	6,635	1,126
Amortization of contract asset	—	17
Amortization of stock-based compensation	678	1,098
Non-cash interest expense	—	1,093
Loss on sale of property and equipment	19	1
Provision for doubtful accounts and other sales allowances	313	60
Changes in assets and liabilities, net:
Accounts receivable	247	(4,229)
Deferred project costs	(67)	(74)
Other current assets	(5)	(806)
Security deposits	108	(256)
Other assets	(490)	(34)
Accounts payable	(1,095)	975
Accrued expenses and other current liabilities	2,769	(153)
Income taxes payable	968	(9)
Other, net	44	—
Deferred revenue	99	(23)

Net cash provided by operating activities	16,155	2,081

Cash flows from investing activities:
Purchases of marketable securities	(8,249)	—
Sales of marketable securities	25,649	—
Proceeds from sale of property and equipment	—	2
Purchases of businesses, net of cash acquired	(113,645)	—
Additions to property and equipment and intangibles	(3,693)	(1,180)

Net cash used in investing activities	(99,938)	(1,178)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	18,848	1,000
Repayments under credit facility	(2,917)	(1,000)
Other long-term liabilities	(31)	(61)
Proceeds of options exercised	244	3
Proceeds of employee stock purchase plan	84	—
Contribution to capital	27	—
Net proceeds from issuance of common stock	4,200	—
Net proceeds from initial public offering	—	46,310
Payment of Series C-2 liquidation preference	—	(2,052)
Payment of Series B dividend liquidation preference	—	(9,496)
Principal payments under capital lease obligations	(1,119)	(897)

Net cash provided by financing activities	19,336	33,807

Effect of exchange rate changes	(237)	—
Net (decrease) increase in cash and cash equivalents	(64,684)	34,710
Cash, restricted cash and cash equivalents at beginning of the period	96,082	3,721

Cash, restricted cash and cash equivalents at end of the period	$31,398	$38,431

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$842	$219
Income taxes	823	251
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$1,532	$1,352
Issuance of common stock for business acquisition	79,697	—
Repossession of shares in payment of note receivable from officer	—	169
Cumulative dividends on Series B convertible preferred stock	—	382
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     The results of our subsidiaries acquired during 2005 have been included in our consolidated financial statements beginning the day following the date of the acquisition as discussed in Note 6.
     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Follow-on Public Offering. In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $700,000. The proceeds were utilized to fund the acquisition of Ciao AG (“Ciao”) in April 2005 as described in Note 6 below.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of significant accounting policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 which was filed on March 31, 2005, and have not materially changed, except as updated below.
     Cash, restricted cash and cash equivalents. We consider all highly liquid investments (cash and short-term securities) with original maturities of three months or less to be cash equivalents. We had restricted cash of $10.0 million and zero at September 30, 2005 and December 31, 2004, respectively. The restricted cash at September 30, 2005 is cash we are required to maintain on deposit with Commerce Bank pursuant to the terms of the Commerce Bank Credit Facility (See Note 8). We classify this restricted cash as a long-term asset because it serves as collateral for our debt with Commerce Bank, a portion of which is classified as long-term debt.
     Investments in Marketable Securities. As of December 31, 2004 we had investments in certain marketable securities with original maturities greater than 90 days, which had interest rates that reset periodically in an auction process. As of December 31, 2004, these securities were classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Further, our position in these securities was liquidated subsequent to December 31, 2004. As of September 30, 2005, we did not have any investments in marketable securities, or corporate commercial paper, with an original maturity greater than 90 days.

     The table below provides the fair value of available-for-sale securities by type as of September 30, 2005 and December 31, 2004 ($ in thousands):

	Fair Value	Fair Value
	September 30,	December 31,
Investment Type	2005	2004
U.S. State debt obligations	$—	$14,500
Other debt securities	—	2,900

Fair value	$—	$17,400

     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the qualified panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. We accrue incentives as incurred, and reverse expirations to the statement of income as they occur. Unclaimed incentives historically have represented less than 10% of total incentives incurred.
     Comprehensive income (loss). As shown in the Consolidated Statements of Changes in Stockholders’ Equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in our equity that result from recognized transactions and other events of the period other than transactions with stockholders. Accumulated other comprehensive income (loss) (“AOCI”) consists entirely of cumulative translation adjustments at September 30, 2005.
     Foreign Currency Translation. We established subsidiaries and began operations outside the United States during the year ended December 31, 2003. Except for the subsidiary entities acquired in connection with the acquisition of Ciao on April 6, 2005, the functional currency of our foreign subsidiaries is the U.S. Dollar. All current assets and liabilities of these foreign subsidiaries are re-measured at the period end (current) exchange rates and components of revenue and expense are re-measured at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in “Other income and expense” in the unaudited consolidated statements of income included in this Quarterly Report and are considered immaterial for the three and nine months ended September 30, 2005 and 2004. Subsequent to April 6, 2005, the functional currency for the entities acquired in the Ciao acquisition is their respective local currency. Assets and liabilities are translated at current exchange rates, and components of revenue and expense are translated at the average exchange rates for the applicable period. These translation adjustments are included in AOCI in the accompanying unaudited consolidated balance sheet at September 30, 2005.
     Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards. In prior periods, a valuation allowance was recorded to reduce the domestic deferred tax asset to an amount, which we expected to realize in the future. We have continually reviewed the adequacy of the valuation allowance and determined that the indications are that it is more likely than not that these benefits will be realized. Consequently, we released our previously recorded domestic deferred tax valuation allowance of $15.7 million during the three months ended June 30, 2005. During the three months ended September 30, 2005, we recorded a valuation allowance of $1.6 million against certain foreign deferred tax assets which primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. No customer accounted for more than 10% of our net revenue for either of the three or nine months ended September 30, 2005 and no customer accounted for more than 10% of our accounts receivable at September 30, 2005.

     Goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead we test it for impairment at least annually. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value of the underlying asset may not be recoverable. The following table summarizes the changes in the carrying value of goodwill for the nine months ended September 30, 2005 ($ in thousands):

Goodwill	Rapidata	goZing	Ciao	Total
Balance as of December 31, 2004	$—	$—	$—	$—
Goodwill associated with the acquisitions*	5,050	26,179	136,694	167,923
Foreign currency translation adjustment	—	—	(8,771)	(8,771)

Balance as of September 30, 2005	$5,050	$26,179	$127,923	$159,152

*	Goodwill associated with the Rapidata.net, Inc. (“Rapidata”), and Ciao acquisitions has been adjusted by $85,000 and $69,000, respectively, as a result of certain post-closing adjustments of the net assets acquired from Rapidata and Ciao.
     Stock-Based Compensation. We have awarded certain stock option and warrant grants in which the fair value of the underlying stock on the date of grant exceeded the exercise price. As a result, we have recorded unearned stock-based compensation, which is being amortized over the vesting period, generally four years. Accordingly, we have amortized $202,000 and $678,000 of stock-based compensation expense in the unaudited consolidated statements of income for the three and nine months ended September 30, 2005, respectively, and $251,000 and $1.1 million for the three and nine months ended September 30, 2004, respectively, related to these option and warrant grants. In connection with options forfeited during the three and nine months ended September 30, 2005, we wrote off $112,000 and $601,000, respectively, of unearned stock-based compensation as a reduction of additional paid-in capital.
     We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS 123” (“SFAS 148”), for such awards. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income (loss) and income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows ($ in thousands except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,551	$1,243	$23,143	$3,295
Add: Stock-based employee compensation expense included in net income as reported	202	251	678	1,098
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,012)	(1,888)	(2,091)	(3,099)

Pro forma net income (loss)	741	(394)	21,730	1,294
Less: Charge to common stockholders for Series B convertible preferred stock	—	(28,054)	—	(28,054)
Cumulative dividends on Series B convertible preferred stock	—	(46)	—	(382)
Income allocable to participating preferred securities	—	—	—	(1,129)

Pro forma net income (loss) available to common stockholders	$741	$(28,494)	$21,730	$(28,271)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss) per share as reported:
Basic	$0.06	$(1.91)	$0.97	$(4.39)
Diluted	$0.06	$(1.91)	$0.96	$(4.39)
Pro forma income (loss) per share:
Basic	$0.03	$(2.01)	$0.91	$(4.65)
Diluted	$0.03	$(2.01)	$0.90	$(4.65)
Recently Issued Accounting Pronouncements
     Share Based Payments. In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R eliminates the ability to account for share-based payments using APB 25 and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and is recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our fiscal year beginning January 1, 2006 as a result of the Securities and Exchange Commission’s recent decision to delay the effective date of SFAS 123R by six months in order to provide companies more time to implement the standard. SFAS 123R will be applicable to all awards granted, modified or cancelled after the effective date.
     The standard also provides for different transition methods for past award, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We will not restate the results of prior periods to reflect this new standard. Prior to the effective date of SFAS 123R, we will continue to provide the pro-forma disclosures for past awards as required under SFAS 123. We are currently evaluating the impact of this standard on future earnings.
     Also, in March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the staff’s position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain Securities and Exchange Commission rules and regulations, as well as provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on our consolidated financial statements as we prepare to adopt SFAS 123R in January 2006.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on our financial position or results of operations.

Note 3 — Prepaid expenses and other current assets:
     Prepaid expenses and other current assets consisted of the following at September 30, 2005 and December 31, 2004 ($ in thousands):

	September 30,	December 31,
	2005	2004
Prepaid expenses	$425	$232
Prepaid insurance	699	367
Prepaid maintenance contracts	224	114
Prepaid rent	126	10
Other non-trade receivables	—	56
Deferred project costs	194	92
Other	184	374

	$1,852	$1,245

Note 4 — Property and equipment, net:
     Property and equipment, net, consisted of the following at September 30, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	September 30,	December 31,
	Life-Years	2005	2004
Computer and data processing equipment	2 – 4	$14,017	$8,498
Leasehold improvements	2 – 5 *	1,818	1,505
Furniture and fixtures	2-8	2,057	1,732
Telephone systems	4-5	892	606
Automobile(s)	4	99	88

		18,883	12,429
Less: Accumulated depreciation		(9,210)	(6,818)

Property and equipment, net		$9,673	$5,611

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $962,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively, and $388,000 and $851,000 for the three and nine months ended September 30, 2004, respectively, including amounts recorded under capital leases.
     Included in property and equipment above are assets acquired under capital leases, which are summarized below at September 30, 2005 and December 31, 2004 ($ in thousands):

	September 30,	December 31,
	2005	2004
Computer and data processing equipment	$6,581	$5,066
Leasehold improvements	30	30
Furniture and fixtures	1,298	1,232
Telephone systems	873	594
Automobile	58	58

	8,840	6,980
Less: Accumulated depreciation	(4,803)	(3,639)

Assets under capital leases, net	$4,037	$3,341

Note 5 — Other intangible assets, net:
     Other intangible assets, net, consisted of the following at September 30, 2005 and December 31, 2004 ($ in thousands):

	Estimated
	Useful	September 30,	December 31,
	Life-Years	2005	2004
Internal use software	0.42 - 2	$2,485	$2,317
Other software acquired	0.42 - 2	617	—
Panel members	4 – 8	6,835	2,849
Backlog	0.25	423	—
Affiliate network	3	347	—
Customer relationships	5	8,105	—
Non-competition agreements	2.75-3	2,800	—
Domain names and service marks	1 - 10	6,647	340

		28,259	5,506
Less: Accumulated amortization		(5,757)	(1,859)

Other intangible assets, net		$22,502	$3,647

     Amortization of internal use software amounted to $447,000 and $895,000 for the three and nine months ended September 30, 2005, respectively, and $100,000 and $275,000 for the three and nine months ended September 30, 2004, respectively, which is included in cost of revenue in the accompanying unaudited consolidated statements of income. Amortization of panel members amounted to $488,000 and $1.0 million for the three and nine months ended September 30, 2005, respectively, and zero for the three and nine months ended September 30, 2004, which is included in panel acquisition expenses in the accompanying unaudited consolidated statements of income. Amortization of other intangible assets (excluding internal use software and panel members) amounted to $734,000 and $2.3 million for the three and nine months ended September 30, 2005, respectively, and zero for the three and nine months ended September 30, 2004.
     Intangible assets subject to amortization at September 30, 2005 are comprised of the following ($ in thousands):

	September 30, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization
Internal use software	$2,485	$2,025
Other intangible assets	25,774	3,732

Total intangible assets	$28,259	$5,757

The weighted average life for intangible assets at September 30, 2005 was 3.6 years and amortization expense for the nine months ended September 30, 2005 was $4.2 million.
Estimated amortization expense for each of the five succeeding years is as follows ($ in thousands):

Amount
For the remaining three months ending December 31, 2005	$1,595
For the calendar year ending December 31, 2006	6,141
For the calendar year ending December 31, 2007	5,750
For the calendar year ending December 31, 2008	4,389
For the calendar year ending December 31, 2009	3,497
For the calendar year ending December 31, 2010	894
Note 6 — Acquisition of businesses:
     On January 25, 2005, we completed the acquisition of Rapidata, pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into three-year non-competition agreements and one-year employment agreements with us. In August 2005, one of such executive officers terminated his employment agreement and became an independent consultant to us.
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
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company , the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 8 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 (approximately $74.3 million) set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow will be released after 12 months if there are less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us.
     We acquired goZing and Ciao primarily to increase our panel size and panel demographics as well as our customer base, and in the case of Ciao, to rapidly expand our international operations. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. Certain components of the purchase price will be recorded and disclosed when such amounts are determinable. We retained an independent valuation specialist in order to assist us in determining the fair values of a significant portion of these assets, which is reflected below. Rapidata has been excluded from the following table as it is not material ($ in thousands):

	goZing	Ciao
	February 8,	April 6,
	2005	2005
Cash	$833	$1,775
Trade receivables	2,150	5,602
Other current assets	91	647
Property and equipment	276	1,602
Other intangible assets	4,549	18,683
Deferred tax asset	—	6,060
Goodwill	26,179	136,694

Total assets acquired	34,078	171,063
Accounts payable	(712)	(535)
Accrued expenses	(1,274)	(3,950)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(7,442)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$158,095

     Other intangible assets consists of the following at the date of acquisition for goZing and Ciao. Rapidata has been excluded from the following table as it is not material ($ in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005
Internal use software	0.42	$159	2.0	$489
Panel members	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,683

     The actual results of goZing were included in our consolidated financial statements beginning February 9, 2005, and the actual results of Ciao were included in our consolidated financial statements beginning April 7, 2005, the day following the date of each respective acquisition.
     The following table provides the combined pro forma financial information for us as if the goZing and Ciao businesses were acquired at the beginning of each of the periods presented. Rapidata has been excluded from the pro forma presentation as it is not material($ in thousands, except per share data):

	Actual	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net revenue	$23,146	$21,847	$72,474	$55,265
Operating income *	823	4,264	7,677	8,401
Net income **	1,551	2,054	22,407	5,653
Earnings per share-Basic	0.06	0.08	0.89	0.23
Earnings per share-Diluted	0.06	0.08	0.87	0.22

*	Included in pro forma operating income for each of the three and nine month periods is additional amortization of approximately $1.3 million and $4.5 million, respectively, related to the increase in fair value of the identifiable intangible assets associated with the acquisition. Additionally, pro forma operating income was negatively impacted in the nine months ended September 30, 2005 by approximately $308,000 ($257,000 after tax) or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business. Certain amounts included in pro forma operating income are subject to fair value adjustments during the allocation period, which ends December 31, 2005 for goZing and March 31, 2006 for Ciao.

**	Estimates to the six months ended June 30, 2005 pro forma tax benefit have been adjusted to reflect the effects of using statutory rates for the applicable jurisdictions. The effect of this adjustment amounted to an increase in the pro forma tax benefit of $586,000 or $0.02 basic and diluted earnings per share for the nine months ended September 30, 2005.
Note 7 — Accrued expenses and other current liabilities:
     Accrued expenses and other current liabilities consisted of the following at September 30, 2005 and December 31, 2004 ($ in thousands):

	September 30,	December 31,
	2005	2004
Accrued payroll and commissions*	$3,362	$1,439
Panelist incentives	4,115	896
Accrued panel costs	342	1,076
Non-income tax accruals	1,178	391
Fees associated with the follow-on public offering	—	350
Fees associated with the acquisition of Ciao	309	—
Software license liability	23	269
Customer deposits	59	118
Accrued audit and tax costs	876	172
Outside sample accruals	487	330
Other	1,696	761

	$12,447	$5,802

*	Included in accrued payroll and commissions at September 30, 2005 is approximately $879,000 of accrued severance costs related to the departure of our former President and Chief Executive Officer, Mr. Dean A. Wiltse, and approximately $158,000 related to a sign-on bonus for our new President and Chief Executive Officer, Mr. Albert Angrisani. These accrued amounts include our portion of the applicable payroll taxes. Mr. Wiltse’s severance payments will be paid to him over the next two years ending September 2007 pursuant to the terms of his Separation Agreement. Mr. Angrisani’s sign-on bonus will be paid in January 2006 pursuant to the terms of his Employment Agreement. The Separation Agreement and the Employment Agreement are each described in more detail in Note 13 below.
     We reversed panelist incentives previously accrued due to the expiration of those incentives. Such reversed accrual amounts were $229,000 and $412,000 for the three and nine months ended September 30, 2005, respectively and $119,000 and $243,000, for the three and nine months ended September 30, 2004, respectively.
     We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we pay MSN for network traffic routed to our website where participants respond to our surveys. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $2,000 and $14,000 for the three and nine months ended September 30, 2005, respectively, and $22,000 and $111,000 for the three and nine months ended September 30, 2004, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenue, amounted to $77,000 and $429,000, respectively, for the three and nine months ended September 30, 2005 and $195,000 and $633,000, respectively for the three and nine months ended September 30, 2004. In November 2004, Microsoft Corporation gave us notice that it intended to terminate the contract between us and cease recruiting panelists as of February 8, 2005. As of February 8, 2005, MSN stopped recruiting panelists for us, but we continue to pay fees related to surveys completed by panelists recruited through MSN.

Note 8 — Revolving credit facility:
     SVB Credit Facility. We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.9 million at December 31, 2004 based upon an 80% advance rate on eligible accounts receivable. The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, was scheduled to mature on August 22, 2005 and included covenants that required us to achieve certain performance targets each quarter that the SVB Credit Facility was outstanding. Although we had outstanding borrowings during 2004, we did not have an outstanding balance at December 31, 2004. In addition, we incurred interest expense in the amount of zero and $20,000 for the three and nine months ended September 30, 2005, respectively, and $31,000 and $82,000 for the three and nine months ended September 30, 2004, respectively, associated with the SVB Credit Facility.
     On April 1, 2005, we provided SVB notice of our intention to terminate the SVB Credit Facility. At such time, we had no outstanding borrowings under the SVB Credit Facility. The SVB Credit Facility was terminated on April 5, 2005 and we have paid all amounts due thereunder, including fees and costs associated with the termination, of approximately $15,000. The termination of the SVB Credit Facility has not had a material effect on our liquidity or capital resources.
     Commerce Bank Credit Facility. On April 6, 2005, we entered into a Credit Agreement with Commerce Bank NA (“Commerce Bank”) that provides for a term loan of $10.0 million and a revolving loan of up to $15.0 million (the “Commerce Bank Credit Facility”). The term loan is payable over a 36 month period and as of September 30, 2005, we have classified the payments due over the 12 months beginning October 1, 2005 as current portions of long-term debt. The amounts available to be borrowed under the revolving loan are based on eligible accounts receivable (the “Borrowing Base”) as defined in the Commerce Bank Credit Facility. Subsequent to September 30, 2005, we repaid $1.2 million against the outstanding revolving loan pursuant to the Borrowing Base calculation, which we have classified as current portion of long-term debt as of September 30, 2005. The remaining amounts due under both the term loan and the revolving loan have been classified as long-term debt as of September 30, 2005. The initial interest rate on both the term loan and the revolving loan is 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility, we may choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or we may choose to have the interest rate be 0.75% above the prime rate. Costs amounting to $257,000, associated with entering into the Commerce Bank Credit Facility, have been deferred and are being amortized to interest expense over its term. We amortized $26,000 and $49,000 for the three and nine months ended September 30, 2005, respectively. The Commerce Bank Credit Facility requires that monthly payments of principal and interest be made on the term loan, interest only on the revolving loan, and both the term loan and revolving loan mature on April 6, 2008. The Commerce Bank Credit Facility is secured by security interests in substantially all of our personal property. Two of our subsidiaries, goZing and Rapidata, have guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility requires that as of the last day of each fiscal quarter we must have achieved EBITDA (as such term is defined in the Commerce Bank Credit Facility, which includes EBITDA attributable to Ciao for the period beginning July 1, 2004) for the 12 months then ended of at least $20.0 million. We are also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao as described in Note 6 above and approximately $11.4 million for working capital and general corporate purposes. In addition, we incurred interest expense in the amount of $312,000 and $599,000 for the three and nine months ended September 30, 2005, respectively, associated with the Commerce Bank Credit Facility. As of September 30, 2005, we had $15.9 million of indebtedness outstanding under the Commerce Bank Credit Facility, and had zero available for future borrowings. We are currently in compliance with all covenants under the Commerce Bank Credit Facility.

Note 9 — Earnings per share:
     Net income (loss) per share. We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method and in 2004 also included the assumed conversion of preferred stock using the if-converted method if such conversion would be dilutive. In 2004, due to the participation features of our Series A, Series B and Series C-1 Preferred Stock, basic and diluted earnings per share has been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Weighted average potential common shares of 1.8 million and 596,000 for the three and nine months ended September 30, 2005, respectively, and 12,000 and 9,000 for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share as they would be anti-dilutive.
     The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,292	14,145	23,851	6,084
Dilutive effect of stock option grants	250	795	368	686
Dilutive effect of warrants	—	29	—	29

Diluted number of common and potential common shares outstanding	25,542	14,969	24,219	6,799

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
     The tables below present information about reported segments for the three and nine months ended September 30, 2005 ($ in thousands). For all prior periods, we managed our business as a domestic business; therefore no information about segment profitability is available for prior periods.

		Three Months				Nine Months
	Ended September 30, 2005				Ended September 30, 2005
				Consol				Consol-
	N.A.	Europe	Elim	-idated	N.A.	Europe	Elim	idated
Segment Revenue:
Net revenue from external customers	$15,061	$8,085	$—	$23,146	$48,514	$16,166	$—	$64,680
Intersegment revenue	354	1,427	(1,781)	0	400	1,943	(2,343)	0

Net revenue by segment	$15,415	$9,512	$(1,781)	$23,146	$48,914	$18,109	$(2,343)	$64,680

Segment Operating Profit:
Operating profit by segment	$(2,185)	$3,008	$—	$823	$2,884	$5,008	$—	$7,892

Interest income (expense), net				(251)				(29)

		Three Months				Nine Months
	Ended September 30, 2005				Ended September 30, 2005
				Consol				Consol-
	N.A.	Europe	Elim	-idated	N.A.	Europe	Elim	idated
Currency exchange loss, net				(112)				(131)

Income before income taxes				$460				$7,732

Included in Segment Operating Profit:
Depreciation and amortization	$1,368	$1,263	$—	$2,631	$4,061	$2,574	$—	$6,635
Stock based compensation	202	—	—	202	678	—	—	678

	$1,570	$1,263	$—	$2,833	$4,739	$2,574	$—	$7,313

	September 30, 2005
	N.A.	Europe	Consolidated
Total Assets:
Total assets by segment	$102,802	$165,627	$268,429

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Sales by Major Country:
United States	$15,061	$48,514
Germany	3,885	7,683
United Kingdom	2,923	5,771
Other, all foreign	1,277	2,712

Total sales by major country	$23,146	$64,680

September 30,
2005
Long-Lived Assets* by Major Country:
United States	$45,121
Germany	144,872
Other, all foreign	1,334

Total long-lived assets by major country	$191,327

*	Long-lived assets include the net book value of “Property and equipment”, “Intangibles”, such as domain and trade names, service marks, customer relationships, panel members, and non-competition agreements, “Internal use software” and “Goodwill”.
Note 11 — Income taxes :
     Income before income taxes and the provision (benefit) for income taxes were comprised of ($ in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Income before income taxes:
Domestic	$(1,221)	$1,205	$4,808	$3,334
Foreign	1,681	89	2,924	154

	$460	$1,294	$7,732	$3,488

Provision (benefit) for income taxes:
Currently payable:
Federal	$215	$35	$403	$106
State	(162)	14	119	78
Foreign	564	2	1,278	9

Total current income tax provision (benefit)	$617	$51	$1,800	$193

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Deferred income tax provision (benefit):
Federal	$(3,345)	$—	$(15,223)	$—
State	1,105	—	(2,733)	—
Foreign	532	—	745	—

Total deferred income tax provision (benefit)	$(1,708)	$—	$(17,211)	$—

Total income tax provision (benefit)	$(1,091)	$51	$(15,411)	$193

     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). During the nine months ended September 30, 2005, we fully released the valuation allowance of $19.8 million that had been recorded against our domestic deferred tax asset. Of the total valuation allowance available for release as of January 1, 2005, $1.3 million was released through purchase accounting upon the acquisition of goZing. In addition, $2.8 million was released during the six months ended June 30, 2005 through utilization of deferred tax assets directly offsetting income before taxes. The remaining $15.7 million of valuation allowance was released at June 30, 2005 as we determined that it was more likely than not that we would realize such deferred tax assets in the future. This assessment was based upon successive quarters of operating profits and expected future profitability as well as acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions. We continue to believe that these domestic deferred tax assets are more likely than not to be realized. During the three months ended September 30, 2005, we recorded a valuation allowance of $1.6 million against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized.
     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at September 30, 2005 and December 31, 2004 are as follows ($ in thousands):

	September 30,	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$18,549	$14,108
Unearned stock-based compensation	3,355	3,544
Capitalized panel costs	1,349	1,102
Federal and state tax credits	729	664
Amortization of intangible assets acquired	(7,709)	—
Foreign Exchange	2,334	—
Other deferred tax assets	1,596	399

Net deferred tax asset	20,203	19,817
Valuation allowance	(1,620)	(19,817)

Total net deferred tax assets	$18,583	$—

     At September 30, 2005 and December 31, 2004, net operating loss carryforwards (“NOLs”) of $45.9 million and $34.8 million, respectively, are available to reduce future income taxes. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of domestic NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of domestic NOLs for the year ended December 31, 2005 will not be impacted by this limitation.
     We are subject to ongoing tax examinations and assessments in various domestic and foreign jurisdictions. Accordingly, we provide for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

     We have not provided for income taxes on cumulative undistributed earnings of subsidiaries outside the United States because of our intention to indefinitely reinvest those earnings.
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
Note 13 – Management Change:
     On September 28, 2005, we entered into an Employment Agreement (the “Employment Agreement”) with Albert Angrisani wherein we engaged Mr. Angrisani to be our President and Chief Executive Officer. The Employment Agreement has a three-year term. The Employment Agreement provides, among other things, that Mr. Angrisani is to receive, in addition to salary, bonus and equity compensation, a one time lump-sum payment of $150,000, payable on January 2, 2006.
     A copy of Mr. Angrisani’s Employment Agreement is filed as Exhibit 10.56 to this Quarterly Report by reference to our Current Report on Form 8K filed on September 29, 2005. The foregoing summary of certain material terms of the Employment Agreement is not intended to be complete, and is qualified in its entirety by reference to the Employment Agreement filed as Exhibit 10.56 hereto.
     In addition, on September 28, 2005 we entered into an agreement with Dean A. Wiltse and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition to the other terms, we agreed to make severance payments over a period of twenty-four months equal to two years of his base salary in effect on September 28, 2005, the payment by us of certain insurance premiums for a period of twenty-four months following the date of separation and the payment of COBRA premiums for twelve months following the date of separation.
     A copy of the Separation Agreement with Mr. Wiltse is filed as Exhibit 10.57 to this Quarterly Report by reference to our Current Report on Form 8K filed on September 29, 2005. The foregoing summary of certain material terms of the Separation Agreement is not intended to be complete, and is qualified in its entirety by reference to the Separation Agreement filed as Exhibit 10.57 hereto.
Note 14 – Subsequent Event:
     On November 4, 2005, we filed a Current Report on Form 8-K concerning our Partner Agreement with GfK Custom Research, Inc. (“GfK-CRI”), which we originally filed as Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Partner Agreement”). Under the Partner Agreement, GfK-CRI is obligated to purchase all or substantially all of its Internet survey solutions from us during the term of the agreement, subject to certain limited exceptions. The Partner Agreement was effective as of November 1, 2004 and has a 14 month term, expiring on December 31, 2005. The agreement provides that it will automatically renew for successive one-year periods unless either party provides written notice of its intention not to renew at least 60 days prior to the expiration of the term. During 2005, GfK-CRI’s parent company, GfK AG, acquired NOP World. On October 31, 2005, GfK-CRI notified us that it did not intend for the Partner Agreement to automatically renew, but that it expected negotiations for 2006 to occur combining the GfK and NOP companies under one contract umbrella.
     A copy of the notice that we received from GfK-CRI is filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. The foregoing summary of the notice is qualified in its entirety by reference to the notice filed as Exhibit 99.1 thereto.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in this Quarterly Report. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes during the three and nine months ended September 30, 2005, except as they may relate to certain policies and estimates associated with the recent acquisitions and as noted below.
     Goodwill. We complete an impairment test on an annual basis and we intend to perform our initial test as of October 31, 2005. In performing this annual test, we will compare the fair value of a reporting unit with its carrying amount, including goodwill. In the event that a reporting unit’s carrying value exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. In addition to the annual impairment analysis, we will also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value of the underlying asset may not be recoverable. As of the date of this Quarterly Report, our market capitalization is lower than our net book value. Although this is not an event that requires a mandatory adjustment to goodwill, we will consider this circumstance when performing our annual impairment test as of October 31, 2005.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on our consolidated financial statements.
Results of Operations
     Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004
     Net Revenue. Net revenue for the three months ended September 30, 2005 was $23.1 million, compared to $12.0 million for the three months ended September 30, 2004, an increase of $11.1 million, or 92.6%. Net revenue increased due primarily to an increase in the number of survey projects completed and the additional revenue provided via the acquisitions of Rapidata.net, Inc. (“Rapidata”), Zing Wireless, Inc. (“goZing”) and Ciao AG (“Ciao”). This increase was seen in both our full-service and sample-only solutions, with the increase in sample-only revenue being primarily associated with the acquisition of goZing and Ciao, which have historically sold predominantly sample-only projects. We believe that the year over year revenue growth for the remainder of the year from our Internet survey solutions will decline as compared with the year over year revenue growth experienced earlier in 2005 and in 2004 as compared to 2003. In particular, we expect revenue growth in Europe for the remainder of 2005, offset by weaker than anticipated revenue in North America; due to operational, quality and customer service issues as well as increased competition.

     Gross Profit. Gross profit for the three months ended September 30, 2005 was $16.4 million, compared to $9.5 million for the three months ended September 30, 2004, an increase of $ 6.9 million, or 73.0%. Gross profit increased primarily due to the additional revenue described above, however, gross profit declined as a percentage of revenue by 8.1% from 79.1% for the three months ended September 30, 2004 to 71.0% for the three months ended September 30, 2005. The decline in gross profit as a percentage of revenue was due predominantly to an increase as a percentage of revenue of:
•	panelist incentive costs of 7.1%,

•	outside sample costs of 2.7%, and

•	amortization expense associated with internal use software of 0.6%.
     The increase in panelist incentives as a percentage of revenue was due to increased survey production work in our healthcare group, which carries higher incentive costs for medical professionals as well as historically higher incentive costs as a percentage of revenue for the goZing and Ciao panels.
     The increase in outside sample cost as a percentage of revenue was due primarily to increased demand for sample from countries in which we do not maintain our own panels or from countries in which our own panels are insufficient to meet demand, as well as higher outside sample costs as a percentage of revenue associated with our Ciao business.
     The increase in amortization expense associated with internal use software as a percentage of revenue was due to further development of internal use software as well as internal use software obtained in the Ciao acquisition.
     These three factors were in turn offset by a reduction in direct project personnel costs as a percentage of revenue of 1.8% due predominantly to the acquisition of Ciao, which has a higher percentage of sample-only solutions and other items of 0.5%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 were $11.8 million, compared to $5.9 million for the three months ended September 30, 2004, an increase of $5.9 million, or 100.9%. Selling, general and administrative expenses increased as a result of increased business volume, the acquisitions of Rapidata, goZing and Ciao as well as a one-time charge of $1.0 million associated with the severance arrangement of our former President and Chief Executive Officer, Dean A. Wiltse, and the sign-on bonus awarded to his replacement, Albert Angrisani, during the three months ended September 30, 2005.
     Selling, general and administrative expenses increased as a percentage of revenue by 2.1% from 49.0% for the three months ended September 30, 2004 to 51.1% for the three months ended September 30, 2005. Excluding the effect to the one-time charge of $1.0 million described above, selling general and administrative expenses decreased as a percentage of revenue by 2.4% from 49.0% for the three months ended September 30, 2004 to 46.6% for the three months ended September 30, 2005. The decrease in selling, general and administrative expense as a percentage of revenue was due predominantly to a 0.2% increase in selling, general and administrative expense as a percentage of revenue in North America and the acquisition of Ciao which contributed to a 2.6% decline in selling, general and administrative expense as a percentage of revenue.
     The increase in selling, general and administrative expense as a percentage of revenue in North America was due to a reduction as a percentage of revenue of:
•	sales and marketing expense of 2.7% and

•	stock-based compensation expense of 0.6%.

     The decline in sales and marketing expense as a percentage of revenue was due to the increased utilization of inside sales personnel in 2005 as compared to 2004 and the deployment of these personnel in lower cost geographic regions such as Canada, as well a decline in advertising and marketing spending and a stabilization in the marketing and panel staff.
     The decline in stock-based compensation expense as a percentage of revenue was due to the increase in revenue in combination with a slight decline in stock-based compensation expense for the three months ended September 30, 2005 versus the three months ended September 30, 2004.
     These two factors were in turn offset by an increase in general and administrative and overhead expense as a percentage of revenues of 3.5%. This increase in general and administrative and overhead expense was due to an increase in audit fees, cost of compliance with Sarbanes-Oxley regulations, and other public company expenses of 8.5% in North America offset by a decline in general and administrative and overhead expense as a percentage of revenue of 5.0% due to higher revenues and a relatively stable overhead base.
     The 2.6% decline in selling, general and administrative expenses as a percentage of revenue related to the acquisition of Ciao is due, for the most part, to Ciao, as a privately held company, operating with a lower cost structure for selling, general and administrative expense in Europe as compared to our selling, general and administrative expenses in the United States as a publicly held company with the associated expenses.
     Panel Acquisition Expenses. Panel acquisition expenses were $1.0 million for the three months ended September 30, 2005, compared to $599,000 for the three months ended September 30, 2004, an increase of $436,000, or 72.8%. Panel acquisition expenses increased as a result of our recent acquisitions, which added $488,000 in amortization expenses associated with the panelists acquired in these acquisitions. Excluding the additional amortization expense associated with panelists acquired in our recent acquisitions, panel acquisition expense would have been $547,000 or 2.4% of revenue for the three months ended September 30, 2005, compared to $599,000 or 5.0% of revenue for the three months ended September 30, 2004. This decline in panel recruitment spending as a percentage of revenue is primarily due to our reduction of panel recruitment spending during the period in which we integrated our recently acquired panels.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2005 were $1.9 million compared to $388,000 for the three months ended September 30, 2004, an increase of $1.5 million or 389.9%. This increase in depreciation and amortization expense occurred primarily as a result of the amortization of the step up in basis of the amortizable intangible assets acquired in our recent acquisitions and to our 2004 capital expenditures associated with retooling our infrastructure, as well as the outfitting of our facility located in India.
     Research and Development Expenses. Research and development expenses were $854,000 for the three months ended September 30, 2005, compared to $308,000 for the three months ended September 30, 2004, an increase of $546,000, or 177.3%. Research and development expenses amounted to approximately 3.7% and 2.6% of revenue for the three months ended September 30, 2005 and 2004, respectively. Research and development expenses increased as a result of our recent acquisitions, which require additional technological support to integrate the various panels and technology infrastructures.
     Interest Income (Expense), Net. Net interest expense for the three months ended September 30, 2005 was $251,000, compared to net interest income of $36,000 for the three months ended September 30, 2004. The increase in net interest expense was due primarily to the interest associated with borrowings under the Commerce Bank Credit Facility, as these funds were utilized primarily for the acquisition of Ciao.
     Related Party Interest Income (Expense), Net. Related party interest expense was zero and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.

     Other Income (Expense), Net. Other expense for the three months ended September 30, 2005 was $112,000, compared to $10,000 for the three months ended September 30, 2004. Other expense relates primarily to the effects of currency translation associated with our operations in India, Europe and Canada, and most recently to our acquisition of Ciao.
     Provision (Benefit) for Income Taxes. We recorded an income tax benefit for the three months ended September 30, 2005 of $1.1 million, compared to a provision of $51,000 for the three months ended September 30, 2004. The tax benefit recorded during the three months ended September 30, 2005 is primarily a result of the reduction of our ongoing tax accruals as a result of reduced profit expectations and their impact on our projected full-year effective tax rate.
     During the three months ended September 30, 2005, we recorded a valuation allowance of $1.6 million against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of domestic NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of domestic NOLs for the year ended December 31, 2005 will not be impacted by this limitation.
      Net Income. Our net income for the three months ended September 30, 2005 was $1.6 million compared to $1.2 million for the three months ended September 30, 2004. The increase in net income was primarily the result of the additional income tax benefit recorded in the current period. The pre-tax decrease in related party interest expense from the prior year period of $1.1 million ($0.6 million after tax) was offset by the additional pre-tax charge of $1.0 million ($0.6 million after tax) associated with the transition of the office of President and Chief Executive Officer. In addition, net income decreased due to higher selling, general and administrative expenses, depreciation and amortization expenses, panel acquisition expenses and research and development expenses resulting primarily from our acquisitions.
     Net Income per Common Share. Net income per common share in the prior period includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income per share for the three months ended September 30, 2005 was $0.06 for basic and diluted as compared to net loss per share available to common stockholders of $1.91 for basic and diluted, for the three months ended September 30, 2004. Excluding the impacts of: (i) the accretion of our Series C-2 stock dividends, (ii) the cumulative dividends on our Series B Convertible Preferred Stock (“Series B”) and (iii) the income allocable to participating preferred stock, net income per share for the three months ended September 30, 2004 would have been $0.09 and $0.08 for basic and diluted, respectively.
     Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004
     Net Revenue. Net revenue for the nine months ended September 30, 2005 was $64.7 million, compared to $30.9 million for the nine months ended September 30, 2004, an increase of $33.8 million, or 109.5%. Net revenue increased due primarily to an increase in the number of survey projects completed and the additional revenue provided via the acquisitions of Rapidata, goZing and Ciao. This increase was seen in both our full-service and sample-only solutions, with the increase in sample-only solutions being primarily associated with the acquisitions of goZing and Ciao, which have historically sold predominantly sample-only projects. We expect revenue growth in Europe for the remainder of 2005, offset by weaker than anticipated revenue in North America; due to operational, quality and customer service issues as well as increased competition.

     Gross Profit. Gross profit for the nine months ended September 30, 2005 was $46.4 million, compared to $23.4 million for the nine months ended September 30, 2004, an increase of $23.0 million, or 98.5%. Gross profit increased primarily due to the additional revenue described above, however, gross profit declined as a percentage of revenue by 4.0% from 75.7% for the nine months ended September 30, 2004, to 71.7% for the nine months ended September 30, 2005. The decline in gross profit as a percentage of revenue was due predominantly to an increase as a percentage of revenue of:
•	panelist incentive costs of 4.2%,

•	outside sample costs of 3.4%, and

•	other direct costs of 1.2%.
     The increase in incentives as a percentage of revenue was due to increased survey production work in the healthcare group, which carries higher incentive costs for medical professionals as well as higher historical incentives costs as a percentage of revenue for the goZing and Ciao panels.
     The increase in outside sample costs as a percentage of revenue was due primarily to increased demand for sample from countries where we do not maintain our own panels or from countries in which our own panels are insufficient to meet demand, as well as higher outside sample costs associated with our Ciao business.
     The increase in other direct costs as a percentage of revenue was associated primarily with survey invitation email distribution costs and publisher commissions associated with our acquisition of the goZing business.
     These three factors were in turn offset by a reduction in direct project personnel costs as a percentage of revenue of 2.9% and a reduction in revenue share arrangements as a percentage of revenue of 1.9%. The decline in direct personnel project costs was due to an increase of our survey production being carried out by our lower cost facility in India as well as a higher percentage of total survey production being comprised of sample-only product line. The decline in revenue share arrangements was due primarily to our intended diversification away from MSN as a source of panel members and the decline in surveys fees associated with the use of such members. The higher percentage of sample-only production was due predominantly to the acquisition of goZing and Ciao, which have historically sold predominantly sample-only product solutions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $29.7 million, compared to $15.2 million for the nine months ended September 30, 2004, an increase of $14.5 million, or 94.7%. Selling, general and administrative expenses increased as a result of increased business volume as well as the acquisitions of Rapidata, goZing and Ciao as well as a one-time charge of $1.0 million associated with the severance arrangement with our former President and Chief Executive Officer, Dean A. Wiltse, and the sign-on bonus awarded to his replacement, Albert Angrisani, during the nine months ended September 30, 2005.
     Selling, general and administrative expenses declined as a percentage of revenue by 3.5%, from 49.4% for the nine months ended September 30, 2004 to 45.9% for the nine months ended September 30, 2005. Excluding the effect to the one-time charge of $1.0 million described above, selling, general and administrative expenses decreased as a percentage of revenue by 5.1% from 49.4% for the nine months ended September 30, 2004 to 44.3% for the nine months ended September 30, 2005. The decline in selling, general and administrative expense as a percentage of revenue was due predominantly to a 3.8% decline in selling, general and administrative expense as a percentage of revenue in North America and the acquisition of Ciao which contributed to a 1.3% decline in selling, general and administrative expense as a percentage of revenue.
     The decline in the percentage of revenue of selling, general and administrative expense in North America was due to a reduction as a percentage of revenue of:
•	sales and marketing expenses of 1.8%,

•	general and administrative personnel and overhead costs of 0.1%, and

•	stock-based compensation expense of 1.9%.
     The decline in sales and marketing expense as a percentage of revenue was due predominantly to the increase in the utilization of inside sales personnel in 2005 as compared to 2004 and the deployment of these personnel in lower cost geographic regions such as Canada.
     The decline in general and administrative personnel and overhead costs as a percentage of revenue was due to an increase in audit fees, cost of compliance with Sarbanes-Oxley regulations, and other public company expenses of 5.2% in North America offset by a decline in general and administrative and overhead expense as a percentage of revenue of 5.1% due to higher revenues and a relatively stable overhead base.
     The decline in stock-based compensation expense as a percentage of revenue was due to the increase in revenue in combination with a slight decline in stock-based compensation expense for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004.
     The 1.3% decline in selling, general and administrative expenses as a percentage of revenue related to the acquisition of Ciao is due, for the most part, to Ciao, as a privately held company, operating with a lower cost structure for selling, general and administrative expense in Europe as compared to our selling, general and administrative expenses in the United States as a publicly held company with the associated expenses.
     Panel Acquisition Expenses. Panel acquisition expenses were $2.3 million for the nine months ended September 30, 2005, compared to $1.8 million for the nine months ended September 30, 2004, an increase of $551,000, or 31.1%. Panel acquisition expenses increased as a result of our recent acquisitions, which added $1.0 million in amortization expenses associated with acquired panelists. Excluding the additional amortization expense associated with panelists acquired in our recent acquisitions, panel acquisition expense would have been $1.3 million or 2.0% of revenue for the nine months ended September 30, 2005, compared to $1.8 million or 5.8% of revenue for the nine months ended September 30, 2004. This decline in panel recruitment spending as a percentage of revenue is primarily due to our reduction of panel recruitment spending during the period in which we integrated our recently acquired panels.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2005 were $4.7 million compared to $851,000 for the nine months ended September 30, 2004, an increase of $3.9 million or 452.8%. This increase in depreciation and amortization expense occurred primarily as a result of the amortization of the step up in basis of the amortizable intangible assets acquired in our recent acquisitions and to our 2004 capital expenditures associated with retooling our infrastructure, as well as the outfitting of our facility located in India.
     Research and Development Expenses. Research and development expenses were $1.8 million for the nine months ended September 30, 2005, compared to $789,000 for the nine months ended September 30, 2004, an increase of $981,000, or 124.3%. Research and development expenses amounted to approximately 2.7% and 2.6% of revenue for the nine months ended September 30, 2005 and 2004, respectively. Research and development expenses increased as a result of our recent acquisitions, which require additional technological support to integrate the various panels and technology infrastructures.
     Interest Income (Expense), Net. Net interest expense for the nine months ended September 30, 2005 was $29, 000, compared to $94,000 for the nine months ended September 30, 2004. The decrease in net interest expense was due primarily to interest expense in the current period being offset by higher interest income associated with investments in marketable securities during the nine months ended September 30, 2005 than in the prior year.
     Related Party Interest Income (Expense), Net. Related party interest expense was zero and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2, which was redeemed on July 25, 2004 using proceeds from our initial public offering.

     Other Income (Expense), Net. Other expense for the nine months ended September 30, 2005 was $131,000, compared to $26,000 for the nine months ended September 30, 2004. Other expense relates primarily to the effects of currency translation associated with our operations in India, Europe and Canada, and most recently to our acquisition of Ciao.
     Provision (Benefit) for Income Taxes. We recorded an income tax benefit for the nine months ended September 30, 2005 of $15.4 million, compared to a provision of $193,000 for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we recorded a $15.7 million benefit associated with the release of our domestic deferred tax valuation allowance. Excluding the effect of this valuation allowance release, as well as a one time benefit of $256,000 associated with a tax rate change, our income tax provision would have been $561,000. Our effective tax rate, excluding these discrete items, was 7.2% and 5.5% for the nine months ended September 30, 2005 and 2004, respectively. The increase in the effective rate of our tax provision is mostly due to the acquisition of Ciao, which is primarily taxed in Germany at a statutory rate of approximately 41%. As a result of the Ciao acquisition and the release of our domestic valuation allowance, we expect our effective tax rate in the future to be at, or slightly above, our overall statutory rate.
     During the nine months ended September 30, 2005, we recorded a valuation allowance of $1.6 million against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of our common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of domestic NOLs that we can utilize to offset future taxable income. We currently estimate that the projected utilization of domestic NOLs for the year ended December 31, 2005 will not be impacted by this limitation.
     Net Income. Our net income for the nine months ended September 30, 2005 was $23.1 million compared to $3.3 million for the nine months ended September 30, 2004. The increase in net income was primarily the result of the release of the valuation allowance of $15.7 million. Excluding the effects of the valuation allowance release, net income would have been $7.4 million, an increase of $4.1 million. The increase in net income was primarily the result of increased revenue, partially offset by increased selling, general and administrative expenses, panel acquisition expenses, research and development expense, depreciation and amortization expenses as well as interest expense and foreign currency exchange effects.
     Net Income per Common Share. Net income per common share in the prior period includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net income per share for the nine months ended September 30, 2005 was $0.97 and $0.96 for basic and diluted, respectively, as compared to net loss per share available to common stockholders of $4.39 for basic and diluted for the nine months ended September 30, 2004. Excluding the effects of the valuation allowance release, net income per share for the nine months ended September 30, 2005 would have been $0.31 and $0.31 for basic and diluted, respectively. Excluding the impacts of: (i) the accretion of our Series C-2 stock dividends, (ii) the cumulative dividends on our Series B and (iii) the income allocable to participating preferred stock, net income per share for the nine months ended September 30, 2004 would have been $0.54 and $0.48 for basic and diluted, respectively.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $47.2 million from private offerings of our equity and debt securities, including sales of our equity securities to executives of Rapidata and goZing in connection with those acquisitions. In July 2004, we completed our initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions, mandatory conversion and dividend payments, mandatory redemption payments and other costs associated with our initial public offering. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.5 million in net proceeds after payment of underwriters’ commissions and other costs associated with our follow-on public offering. At September 30, 2005, we had approximately $31.4 million in cash, restricted cash and cash equivalents on hand, compared to $96.1 million at December 31, 2004. This reduction was primarily due to the use of cash to acquire Rapidata, goZing, and Ciao and was partially offset by the reduction in marketable securities of approximately $17.4 million, which were liquidated and utilized for these purchases.
     Cash provided by operations for the nine months ended September 30, 2005 was $16.2 million, compared to $2.1 million for the nine months ended September 30, 2004. The increase in cash flow from operations in the nine months ended September 30, 2005 period was primarily attributable to our increased profitability, including the results from our recent acquisitions.
     Cash used in investing activities was $99.9 million for the nine months ended September 30, 2005, compared to $1.2 million for the nine months ended September 30, 2004. This increase in cash used in investing activities included the use of $113.6 million for our acquisitions of Rapidata, goZing and Ciao and, to a lesser extent, to increased additions to our property, equipment and intangibles. This increase was partially offset by our net liquidation of marketable securities of $17.4 million to effect these acquisitions.
     Cash provided by financing activities was $19.3 million for the nine months ended September 30, 2005, compared to $33.8 million for the nine months ended September 30, 2004. The 2005 amount was primarily the result of the net proceeds of our Initial Public Offering which provided approximately $34.8 million in cash, partially offset by the $15.9 million (net of $2.9 million in repayments) borrowed under the Commerce Bank Credit Facility that we used to partially finance the acquisition of Ciao and the $4.2 million of net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions.
     Our working capital at September 30, 2005 was $18.1 million, compared to $115.0 million at December 31, 2004, a decrease of $96.9 million. The decrease in working capital was primarily due to the use of cash and marketable securities to acquire the Rapidata, goZing and Ciao businesses, partially offset by cash generated in the nine months ending September 30, 2005 and borrowings under the Commerce Bank Credit Facility.
     We had a banking relationship with SVB, which we entered into in September 2001. In August 2003, we amended our credit facility with SVB to extend the maturity date until August 2005 and reduce the applicable interest rate. In April 2005, we terminated the SVB credit facility and obtained a larger facility with Commerce Bank as more fully described below. We utilized a portion of the funds from the Commerce Bank Credit Facility to effect the acquisition of Ciao. Immediately after such acquisition, our consolidated cash balance was approximately $26.5 million.
     On April 6, 2005, we entered into the Commerce Bank Credit Facility that provides for a term loan of $10.0 million and a revolving loan of up to $15.0 million. The amounts available to be borrowed under the revolving loan are based on eligible accounts receivable as defined in the Commerce Bank Credit Facility. The initial interest rate on both the term loan and the revolving loan is 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility we may choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or we may choose to have the interest rate be 0.75% above the prime rate. The Commerce Bank Credit Facility requires that monthly payments of principal and interest be made on the term loan, interest only on the revolving loan and both the term loan and revolving loan mature on April 6, 2008. Security interests in substantially all of our personal property secure the Commerce Bank Credit Facility. Two of our subsidiaries, GoZing and Rapidata have guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility requires that as of the last day of each fiscal quarter we must have achieved EBITDA (as such term is defined in the Commerce Bank Credit Facility which includes EBITDA attributable to Ciao for the period beginning July 1, 2004) for the 12 months then ended of at least $20.0 million. We are also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao, and approximately $11.4 million for working capital and general corporate purposes. In addition, we incurred interest expense associated with the Commerce Bank Credit Facility in the amount of $312,000 and $599,000 for the three and nine months ended September 30, 2005. During the three months ended September 30, 2005, our improved collections of our accounts receivable has reduced our Borrowing Base and required us to reduce the amount outstanding under the revolving loan. Subsequent to September 30, 2005, we made payments of $1.2 million against the revolving loan. As of September 30, 2005, we had $15.9 million of indebtedness outstanding under the Commerce Bank Credit Facility, of which, $8.3 million is under the term loan and $7.6 million is under the revolving loan, and had zero available for future borrowings. We are in compliance with all covenants under the Commerce Bank Credit Facility.
     We also maintain an ongoing relationship with Somerset Capital Group Ltd. (“Somerset Capital”), a leasing company, to finance the acquisition of equipment, software and office furniture pursuant to leases, which we have recorded as capital leases. While we do not have a firm commitment from Somerset Capital to provide additional financing, Somerset Capital has indicated that it intends to finance our budgeted capital expenditures for 2005 within the United States and Canada if we request it to do so. In the event that Somerset Capital declined to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.
     In the nine months ended September 30, 2005, we incurred cash capital expenditures of $3.7 million, with $352,000, $2.6 million and $740,000 related to India, North America and Europe, respectively. In the United States, capital expenditures were applied primarily to upgrade operating systems and software, such as our Unified Panel System, upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection, to upgrade personal computers for employees and to new Internet telephony equipment to facilitate international communications. For fiscal 2005, we expect capital expenditures to total approximately $6.8 million, which have been and will continue to be funded by a combination of capital leases from Somerset Capital and cash flow from operations. In India, our 2005 capital expenditures consisted primarily of office furniture, computer equipment, Internet telephony equipment and other costs associated with outfitting our Indian facility. These expenditures were funded from our cash flow from operations. In Europe, our 2005 capital expenditures consisted primarily of the development of internal use software as well as computer equipment, Internet telephony equipment and other costs associated with the integration of Ciao to our worldwide offices. These expenditures were funded from our cash flows from operations. In addition, costs we have incurred and may incur in the development, enhancement and integration of software programs, technologies and methodologies, in order to keep pace with technological changes and enhance our Internet survey solutions, have and will also be funded from our cash flow from operations and other available financing sources, including our credit facility.
     Based on our current level of operations and anticipated growth, we believe that our cash generated from operations and future capital leasing arrangements with Somerset Capital, together with the net cash on hand, will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. We do not believe that the current lack of borrowing availability under the revolving loan portion of the Commerce Bank Credit Facility has a material effect on our liquidity and capital resources. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Off-Balance Sheet Arrangements
     At September 30, 2005 and December 31, 2004, we did not have any transactions, agreements or other contractual arrangements with any entity unconsolidated with us such as obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.
     We have an agreement with MSN under which we pay fees for panelists recruited via the MSN website, plus fees associated with surveys taken by these panelists. Our agreement with MSN, as amended, required us to make guaranteed quarterly payments, which would be credited against recruiting and survey fees. Our obligation to make these guaranteed payments has lapsed but we continue to be obligated to make current payments to for surveys taken by MSN recruited panelists. In 2004 and continuing in 2005 there has been a continued decline in panel recruitment through MSN which has now ceased, and a decline in our use of MSN recruited panelists, resulting in lower payments to MSN, and we anticipate this decreasing use will continue over the next twelve months. We anticipate that any increased liquidity associated with this decreasing reliance on MSN panelists will be offset by additional expenditures that we make to gain access to other panel recruiting sources.
     There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ending September 30, 2005. The following table summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ in thousands):

		Years Ended December 31,
	Total at
	September 30,						2010 and
	2005	2005(1)	2006	2007	2008	2009	thereafter
Contractual obligations:
Capital lease payments	$3,743	$455	$1,853	$1,171	$256	$8	$—
Long-term debt	15,931	2,033	3,333	3,334	7,231	—	—
Non-cancelable operating lease obligations	11,604	813	2,682	2,565	2,492	2,042	1,010
Other current and long-term liabilities	128	14	58	50	6	—	—
Management change commitments*	1,037	283	436	318	—	—	—

Total contractual cash obligations	$32,443	$3,598	$8,362	$7,438	$9,985	$2,050	$1,010

(1)	Includes only the remaining three months of the year ending December 31, 2005.

*	These management change commitments are a result of our recent management changes as described in Note 13 to the financial statement included in this Quarterly Report.
Risk Factors
     You should carefully consider the risks described below and elsewhere in this Quarterly Report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.
We may not be successful at implementing important new business initiatives and key strategies, including the rightsizing of our operations, which may have a material negative impact on our financial condition and results of operations.
     On September 29, 2005 we announced the appointment of Mr. Albert Angrisani as our new President and Chief Executive Officer. We subsequently undertook, among other things, the implementation of several new and important business initiatives and key strategies designed to improve our results of operations including but not limited to:

•	rightsizing of the business to bring expenses in line with current revenue levels;

•	shifting to a relationship management sales strategy;

•	targeting new client relationships and increasing our market share in North America;

•	implementing a new pricing strategy;

•	continuing to build our panel to support revenue growth and improving panel management techniques;

•	improving quality control and client satisfaction;

•	accelerating the integration of our Ciao subsidiary; and

•	developing and implementing new internal use software such as our new Unified Panel System for panel and project management, and our new GoQuote system, an online quotation ordering system.

     There can be no assurance that we will be able to successfully implement our new initiatives and strategies and if the measure envisaged by these new strategies are insufficient, it is possible that our initiatives and strategies would fail and that we would not achieve our objectives. In this case, our business and financial condition could deteriorate, employee moral could decline and client satisfaction could erode, and new measures would need to be devised. In addition, as a consequence of our new initiatives and strategies, our historical results of operations may not give you an accurate indication of our future results of operations or prospects.
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
     If the number of panelists participating in the Greenfield Online panel decreases, if we experience panel attrition rates in excess of our historical rates of 20% per year, the cost of acquiring new panelists becomes excessive or the demographic composition of our panel narrows, our ability to provide our clients with accurate and statistically relevant information could suffer. This risk is likely to increase as our clients’ needs expand, and as more demographically diverse surveys are requested by our clients.
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
     In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives, however, the panels acquired as a result of our recent acquisitions of Zing Wireless, Inc.(“goZing”) and Ciao AG (“Ciao”) have been managed using pay-all incentive systems. In April 2004, we shifted the incentive program for the Greenfield Online panel away from cash-based payments to a program emphasizing prize-based incentives. In November 2005, we announced the beta test of a program to return to a pay-all incentive system for the Greenfield Online panel in North America. If we shift back to a cash based payment incentive program for the Greenfield Online panel in North America, otherwise increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.
We derived approximately 37% and 38.1% of our total net revenue from ten clients in each of fiscal year 2004 and the nine months ended September 30, 2005, respectively. If we were to lose, or if there were a material reduction in business from, these clients, our net revenue might decline substantially.
     Our ten largest clients accounted for approximately 37% and 38.1% of our total net revenue for fiscal year 2004 and for the nine months ended September 30, 2005, respectively. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. We have a Partner Agreement with GfK Custom Research, Inc., which obligates Gfk Custom Research Inc. to purchase all or substantially all of its Internet Survey Solutions from us during the term of the Partner Agreement, with certain limited exceptions. The Partner Agreement has an initial term of 14 months, expiring on December 31, 2005. The Partner Agreement provides that it will automatically renew for successive periods of one year unless either party provides written notice of its intention not to renew at least 60 days prior to the expiration of the term. GfK Customer Research, Inc.’s parent company is Gfk AG. On a combined basis all of the compainies owned and controlled by Gfk AG, including NOP World companies purchased in 2005, comprise one of our top 10 customers. On October 31, 2005 GfK Custom Research, Inc. gave us notice that it did not intend for the Partner Agreement to automatically renew. If we lose business from any of our top ten clients, our revenue may decline substaintially.
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
     Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, the acquisition of ARBOR, Inc. by GfK-AG, and Gfk-AG’s recent acquisition of NOP World, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. In addition, consolidated clients may possess superior bargaining power in the marketplace, allowing them to demand and receive lower prices for our products. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panel, such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In any of these cases, our net revenue would be reduced.
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
     The marketing research data collection industry, particularly the Internet-based marketing research data collection industry, is characterized by intense competition, rapid new product and service developments and evolving methodologies. To succeed, we will need to effectively develop and integrate various software programs, technologies and methodologies required to enhance and improve our Internet survey solutions. Any enhancements of new products or services must meet the needs of our current and potential clients and achieve significant market acceptance. Our success will also depend on our ability to adapt to changing technologies by continually improving the performance features and reliability of our products, services and internal use technologies. In particular, we are in the process of developing and testing a new panel and project management software known as the Unified Panel System, and there can be no assurance that this technology will be implemented successfully. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and internal use technologies. We could also incur substantial costs if we need to modify our products and services or infrastructure to adapt to these changes.
If we are unable to manage and support our growth effectively, we may not be able to execute our business strategy successfully.
     We have rapidly expanded our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully integrate our acquisition of Ciao in Europe and expand our sales and marketing efforts there, we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate.
     Our employee base has grown from 54 in February 2002 to 604 as of September 30, 2005, including employees of our subsidiaries in Canada and India and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
     We are concentrating a significant portion of our operational capacity in our facilities located in India, Germany, Canada, Spain and Romania and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in these countries or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and additional transitional costs.
If we are unable to achieve international growth of the Greenfield Online panel or to overcome other risks of international operations, we may be unable to conduct business on a global level.
     Expanding our business and the Greenfield Online panel to operate on a global level could pose the following risks to us:
•	more restrictive privacy and data protection laws;

•	difficulty in recruiting and managing employees in foreign countries;

•	aversion to U.S. companies or non-domestic companies in the regions where we plan to expand;

•	unexpected changes in regulatory requirements;

•	export controls relating to encryption technology;

•	currency exchange rate fluctuations;

•	problems collecting accounts receivable and longer collection periods;

•	potentially adverse tax consequences;

•	political instability; and

•	Internet access restrictions.
     Additionally, in the process of expanding our global operations, we may encounter more restrictive regulations and laws in Europe or elsewhere that could inhibit our ability to expand the Greenfield Online panel.

Currency exchange rate fluctuations could lower our revenue and net income.
     In the second quarter of 2005 and going forward, we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe and the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced, for instance, in the second quarter of 2005, we experienced a $300,000 negative impact on revenue as a result of currency exchange rate fluctuations as compared to our expectations. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
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
     As part of our strategy to expand the Greenfield Online panel, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition of OpinionSurveys.com and our current integration of our recent acquisitions of Rapidata.net, Inc.(“Rapidata”), goZing and Ciao . The risks we may face in acquiring or investing in complementary businesses include:
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
     Our success depends to a significant extent on the continued services of our core senior management team of Albert Angrisani, our CEO; Robert E. Bies, our Executive Vice President and CFO; Jonathan A. Flatow, our Vice President and General Counsel; Maximillian Cartellieri, our Executive Vice President of Corporate Development; and Marcus Fredrick Paul, our Executive Vice President of Online Communities. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be disruptive to our business, costly and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.
If we fail to continue to attract and retain project management professionals and other highly-skilled personnel, we may be unable to successfully execute our business strategy.
     Our business model is based, and our success depends upon, our ability to attract, retain and motivate highly-skilled project management professionals and other technical, managerial, marketing, sales and client support personnel throughout the world. Because competition to attract trained technical and project management personnel is intense in the marketing research data collection industry, we may experience difficulty attracting, integrating or retaining the number of qualified personnel needed to successfully implement our business strategy. If we are delayed in recruiting key employees, we may be forced to incur significant additional recruitment, compensation and relocation expenses. If we are unable to hire and retain such personnel in the future, we may not be able to operate our business as we do today or meet the needs of our clients. In the event of a departure of one of our key personnel, we could incur severance obligations and other expenses that could be significant.
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
     In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. We have experienced limited visibility into our revenue and profit performance for future periods, and there can be no assurance that this visibility will improve in the future, or that it will not decline. Our operating results may in some future quarter fall below our expectations and/or the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future, include:

•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research project;

•	fluctuations in foreign currency exchange rates;

•	lower than expected project win-rates;

•	the development of products and services by our competitors; and

•	project cancellations by our clients or changes in project completion dates by our clients, effecting the timing of our recognition of revenue.
     In addition, factors within our control, such as the quality of our products and services and our capacity to deliver projects to our clients in a timely fashion, have caused our operating results to fluctuate in the past and may affect us similarly in the future.
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
     We may need to raise additional capital in the future to fund the expansion of the Greenfield Online panel and the marketing of our products and services, or to acquire or invest in complementary businesses, technologies or services. If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, promote our brand name, take advantage of business opportunities or respond to competitive pressures. Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock or securities convertible into common stock, our stockholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.
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

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, liquidity and capital resources, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2004 and this Quarterly Report, including, among other things:

•	our ability to maintain and expand the Greenfield Online panel both domestically and internationally;

•	our ability to successfully integrate our recent acquisitions;

•	significant increases in competitive pressures in the marketing research data collection industry;

•	our ability to market our Internet survey solutions;

•	our ability to continue to develop and improve our technology infrastructure;

•	the acceptance of our Internet-based marketing research data collection products and services by existing and potential clients;

•	our ability to attract and retain experienced project management professionals;

•	the effect that the Do Not Call registry and other regulations may have on the adoption of Internet-based marketing research data collection;

•	the growth of Internet penetration outside the United States;

•	our ability to manage the risks associated with doing business internationally; and

•	the effect of foreign currency exchange rates.
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     We have recently expanded internationally, primarily through our acquisition of Ciao in April 2005, and as a result we are exposed to certain market risks arising from transactions in the normal course of business. As of September 30, 2005, our primary market risk is exposure to foreign currency exchange rate risk; primarily changes in the dollar to euro exchange rate. These risks may be material in the future. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
Item 4: Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
   Exhibits

Exhibit No.	Description of Exhibits
10.56	Employment Agreement between Greenfield Online, Inc. and Albert A. Angrisani (Incorporated by reference to the Exhibit of the same number to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.57	Separation Agreement between Greenfield Online, Inc. and Dean A. Wiltse (Incorporated by reference to the Exhibit of the same number to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.

By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and
Chief Financial Officer

Dated: November 14, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.56	Employment Agreement between Greenfield Online, Inc. and Albert A. Angrisani (Incorporated by reference to the Exhibit of the same number to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.57	Separation Agreement between Greenfield Online, Inc. and Dean A. Wiltse (Incorporated by reference to the Exhibit of the same number to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)