Form 10-K
period 2005-12-31
GREENFIELD ONLINE INC
filed 2006-03-16
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50698
GREENFIELD ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1440369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 River Road, Wilton, CT (Address of principal executive offices)	06897 (Zip Code)
Registrant’s telephone number, including area code: (203) 834-8585
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $216.3 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2005 of $12.15.
As of March 1, 2006 there were 25,311,688 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2006, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

i

PART I.
SAFE HARBOR STATEMENT
      This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained herein, including, without limitation, predictions and guidance relating to our future financial performance and growing customer demand for online marketing research, sales bookings, bid volume, backlog and strategy, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. The forward-looking statements contained herein are based on our current expectations, but they involve a number of risks and uncertainties and do not reflect the potential impact of mergers, acquisitions or other business combinations that may be completed after the date of the filing of this Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which are described in Item 1A of Part I of this Form 10-K and include, without limitation, risks related to our ability to implement important new business initiatives, including the rightsizing of our operations, our ability to maintain the size and demographic composition of our Internet panels, our panelists’ responsiveness to our surveys, our reliance on our largest customers, our ability to compete with other Internet survey solutions providers, marketing research firms and other potential competitors, our ability to manage our growth and international expansion, our ability to integrate the businesses we have recently acquired or may acquire in the future, our online business model, demand for our products and services, the strength of our brand and other risks detailed in our filings with the Securities and Exchange Commission available at www.sec.gov. You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement. The forward-looking statements made herein speak only as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	BUSINESS
      References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Ciao” refer to our Ciao GmbH subsidiary and its consolidated subsidiaries.
Segment Information
      Our reportable segments are based on our operations in North America through Greenfield Online, Inc., and its consolidated North American subsidiaries (“North America”), and our operations in Europe through Ciao and its consolidated subsidiaries, (“Europe”). Both of our reportable segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. While the comparison shopping business operated through our European segment is not an operating segment for fiscal year 2005, we are presenting certain information about this business because we believe it helps readers understand our business and our European segment as a whole. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business which could have been reviewed by management. We now believe that it is important to track the results of our comparison shopping business separately. We intend to implement financial systems during 2006 allowing us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. Financial information about our reportable segments is included in our Consolidated Financial Statements accompanying this Annual Report on Form 10-K.
Overview

Internet Survey Solutions
     We are a leading independent provider of Internet survey solutions to the global marketing research industry. We actively manage our Internet panels comprised of the Greenfield Online panel in the United States and Canada and the Ciao panels in Europe and other countries in Asia and Latin America. Globally, our Internet panels are 100% double opted-in panels of over 4 million individuals. Our proprietary panels, together with our random Internet sampling capabilities allow us to supply our clients with diverse, demographically representative survey research data.
      We target our Internet survey solutions to approximately 2,500 full service marketing research and consulting firms and large international marketing research companies throughout the world. Our clients use the Internet survey data that we provide to enable companies throughout the world to make critical business decisions. We partner with our clients to leverage their global sales forces, which incorporate our Internet survey solutions into their product offerings. We do not compete with our clients for custom marketing research business. This cooperative marketing strategy provides us with access to broad distribution channels without the need to expand our own sales and marketing resources. For the year ended December 31, 2005, we completed over 9,000 Internet-based projects for our clients.
      Internet survey solutions are faster, more efficient and more cost-effective for collecting high quality marketing research data than traditional, labor-intensive methods such as telephone, direct-mail and mall-based surveying. The Internet allows our panelists to participate 24 hours-a-day in a more convenient and less intrusive environment than traditional data collection methods. Our Internet-based technology interactively engages respondents through the use of images, sound and video, enabling us to collect richer data for our clients. We believe Internet-based survey solutions speed survey completion, allow for significantly larger survey sample sizes over a given time period and provide marketing researchers with a cost-effective means of reaching niche segments of the population.
      We believe we are well-positioned to capitalize on evolving dynamics within the global survey research market. Decreasing cooperation rates experienced by the telephone survey industry and the increasing use of mobile phones as a primary means of telephone communication have led to a decline in the effectiveness of traditional telephone-based data collection methods. In North America this decline has been exacerbated by the Do Not Call registry, which was established in the United States in 2003. At the same time, Internet penetration and increased broadband usage have accelerated growth in the use of Internet-based marketing research. In Europe, multi-country multi-language surveys are easier to complete online because the survey need be translated only once, and data is then collected and correlated electronically. We believe these dynamics will drive demand for our Internet survey solutions. We believe that in Europe the adoption of Internet-based data collection is in an earlier stage than in North America, and that demand in Europe for our Internet survey solutions will increase in the years to come. Through our North American and European operations, and our operations centers in Gurgaon, India, Toronto, Canada and Timisoara, Romania, we believe we are well-positioned to meet this demand.

Comparison Shopping
     Through our Ciao subsidiary we are a leading provider of online comparison shopping services in Europe including the United Kingdom via our group of Ciao websites. We operate in-language comparison shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands. Through our comparison shopping business we aggregate and display information on a vast array of consumer products in such categories as consumer electronics, motor vehicles, computers, travel services and telecommunications. In addition, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception we have collected several million product reviews. This information, together with product data, price and store information, is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. We generate revenues from merchants that pay us lead referral fees when consumers click through to merchant websites from our shopping portals and from advertisers displaying ads on our shopping portals.
Recent Developments
      On December 10, 2005, our Board of Directors approved a North American rightsizing plan pursuant to which we determined to reduce costs in North America in an effort to more closely align our costs with our revenue outlook. As part of this rightsizing effort we reduced North American staff by 39 positions, which we believe will result in a reduction in annual salary and benefits costs of approximately $2.8 million. As part of the rightsizing plan we anticipate that in 2006, offices in San Francisco, California and Durham, North Carolina will be closed, and that our Encino, California office will be reduced in size or moved to a smaller local facility. We recorded pre-tax charges in the fourth quarter of 2005 of $379,000 related to this rightsizing plan in connection with employee severance and benefit costs. We estimate that we will record additional charges for costs and expenses related to this rightsizing plan in the first two quarters of 2006 in connection with the shut down of our San Francisco, California office and the downsizing of our Encino, California office, as well as charges related to employee severance, benefits and other costs. We expect to complete this North American rightsizing plan by the end of the second quarter of 2006.
      We conducted our initial review of goodwill and other intangible assets as of October 31, 2005 and determined that impairment existed. We therefore, recorded a pre-tax impairment charge of $89.8 million related to goodwill, and a $1.5 million pre-tax impairment charge related to other intangible assets, for the year ended December 31, 2005.
Our Market Opportunity

Internet Survey Solutions
     Businesses rely on feedback from consumers to make decisions about their products and services. Heightened competition, consolidation, globalization of product markets, acceleration of product launch schedules, shortened product life and rapidly changing consumer preferences define today’s business environment. Marketing research is a critical tool for gathering the information that businesses need to make decisions regarding product, pricing, promotion and distribution.
Factors Affecting the Growth of Internet-Based Marketing Research
      Benefits of Internet-Based Marketing Research. We believe the Internet is fundamentally changing the marketing research industry, allowing researchers to be more responsive to the challenges posed by today’s business environment.

•	Benefits to the Marketing Research Industry

Speed. Using the Internet, marketing researchers can rapidly access, collect and process large amounts of data from diverse groups across multiple countries and languages simultaneously. Our proprietary panel management techniques allow us to quickly identify and target groups of panelists to receive and participate in surveys over the Internet. Survey response time on the Internet is measured in hours and days rather than weeks and months. Our technology and expertise allow us to administer thousands of Internet surveys simultaneously.

Cost Effectiveness. We believe that Internet-based survey solutions lower the cost of marketing research by decreasing data collection costs. Once qualified panelists have been identified and surveys have been developed, the actual cost of data collection through the Internet is significantly less than through traditional methods. The average price we charge in North America for a completed survey ranges from $8.00 to $14.00, compared to our estimate of approximately $20.00 to $25.00 per mall survey and $18.00 to $22.00 per telephone survey.

Improved Results. Members of our Internet panels are able to complete surveys in the privacy of their own homes, without interacting with interviewers. As a result, we believe interviewer bias is eliminated. Because the Internet provides respondents with a degree of anonymity and privacy not found in telephone or mall-based surveys, we believe Internet survey solutions generate more honest responses, even to sensitive subject matter questions, such as income, personal health, political affiliations and sexual orientation. Internet-based surveys can accommodate a variety of new media as well, including images, sound and video, which cannot be integrated into telephone or mail surveys. We believe that integrating these media allows researchers to capture feedback needed by marketers to assess new product offerings and test new advertising messages more accurately.

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

•	Benefits to Survey Respondents

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

•	Growth in Internet Penetration. Studies reflect that the percentage of the U.S. and European population using the Internet is growing. As Internet penetration increases, and in particular as broadband penetration climbs, we believe the migration from traditional data collection methods to Internet-based data collection will accelerate. As the population of Internet users increases, a larger and more diverse group of people become accessible to us as potential panelists and the quality of our Internet panels will likely improve.

Comparison Shopping
     Consumer online shopping has developed into a large and rapidly growing channel for consumers to research products and offers from numerous merchants simultaneously and for merchants to display their offers to sell these products to a broad range of potential customers at the moment when they are contemplating a purchase.
Factors Affecting the Growth of Comparison Shopping

•	Benefits to Consumers

Centrally Located and Detailed Information. We aggregate product information on several million consumer products together with thousands of merchant offers at one location so that online shoppers can compare and evaluate different brands and offers. We believe that this centrally located, detailed and organized information allows online shoppers to make informed purchasing decisions easier and more efficiently, as opposed to searching for and visiting individual merchant websites.

Ciao Community Reviews. Since our inception members of the Ciao community have posted several million product and store reviews on our shopping portals. These reviews may be written in any of 6 languages, with a minimum word count of 100 words per review. We believe that this searchable database of consumer reviews helps consumers make informed decisions regarding products and online merchants.

•	Benefits for Merchants

Qualified Consumer Audience. We allow online merchants the opportunity to present their offers and products to consumers who have used our online catalog and large database of consumer reviews to research products at the moment when they are pre-disposed to make a purchase.
Our Competitive Position

Internet Survey Solutions
     We believe we are well-positioned for continued growth in our target market for Internet survey solutions and the following strengths differentiate us from our competitors:

•	Our Internet Panels. The Greenfield Online and Ciao panels are some of the largest Internet-based panels available. As of December 31, 2005, our Internet panels consisted of over 4 million panelists that had double opted-in to participate in our surveys. We continue to actively expand the breadth and demographics of our panels to address the needs of our clients. As part of this strategy we completed the acquisitions of the OpinionSurveys.com panel from The Dohring Company in 2004, and the acquisitions of Rapidata.net, Inc., (“Rapidata”), Zing Wireless, Inc., (“goZing”), and Ciao AG, (“Ciao”) in 2005. As a result of these acquisitions and our continued recruitment of new panelists we now have proprietary panels in over 20 countries around the world. We perform extensive screening and analysis of our panelists, which allows us to offer our clients premium specialty panels comprised of people with similar characteristics. We have the ability to quickly reach appropriate target audiences within our panel for a wide range of client requests, including respondents in the healthcare, automotive, Hispanic, business-to-business, information technology and international segments. Using our Internet panels we completed more than 9,000 Internet-based marketing research projects in 2005.

•	Experienced Panel Management. Over the past 11 years we have developed, and through our recent acquisitions, we have acquired proprietary panel management techniques designed to maximize the efficiency and productivity of our Internet panels. We maintain a fresh and active panel by continually adding new members and

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

•	Complete Internet Survey Solutions. We offer a wide range of Internet survey solutions that enable the global marketing research industry to conduct Internet-based research. Our complete range of survey solutions facilitates the migration from traditional survey methods to Internet-based methods and eliminates the need for our clients to develop their own Internet research capabilities.

•	Focused Sales Strategy. Our focused sales strategy seeks to incorporate our Internet survey solutions into our clients’ research proposals that they present to the end-users of the data we collect. Our client relationships are strengthened by this cooperative sales strategy which allows us to leverage their global sales forces as a distribution channel for our products and services. We do not compete with our clients for custom marketing research business from end-users.

•	Well-Established Brand and Commitment to Customer Service. Greenfield Online was founded in 1994 and we conducted our first North American Internet-based marketing research project in 1995. Ciao was founded in 1999 and conducted its first European Internet-based marketing research project in 2001. Since our inception, we have built and refined our Internet panels and maintained a commitment to industry-leading customer service. Our early entry into the Internet-based survey marketing research industry, the quality and global reach of our Internet panels and our commitment to technology and customer service have enabled us to develop strong brands within the marketing research industry in North America and Europe.

Comparison Shopping
     We believe we are well-positioned for continued growth in our target market for comparison shopping services in Europe and the following strengths differentiate us from our competitors:

•	The Ciao Community. The Ciao community is comprised of consumers from all walks of life who have chosen to become members of one of our localized Ciao shopping portals in order to contribute product and store reviews and to take advantage of a number of interactive community features such as guestbooks, buddy lists and personal profiles that are only available to registered members. As of December 31, 2005, our Ciao shopping portals had over 2 million registered members. We believe that our strong community of review writers is an important asset as it creates a constant inflow of fresh, original content that positively differentiates us from our competitors and helps us attract additional visitors to our websites.

•	Our Product Reviews. We believe that the product and store reviews posted by members of the Ciao community are valuable content that helps consumers make informed purchasing decisions. Since our inception, members of the Ciao community have posted several million product and store reviews on our shopping portals. These reviews may be written in any of 6 languages, with a minimum word count of 100 words per review. We believe that this makes our product review database one of the largest in the world, giving us an advantage over many of our competitors.

•	Our Pan-European Presence. We operate Ciao shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands. Many of our competitors are operating websites in their respective home markets only. We believe that our pan-European reach provides a competitive advantage as it enables us to transfer learnings from one country to another, increases our brand recognition with larger advertisers and retailers and diversifies our revenue risk in the comparison shopping business.

Our Strategy
      Our goal is to maintain and build upon our leadership position within the global Internet survey solutions market. In order to achieve this goal, our strategy is to:

•	Drive Migration to Internet-Based Marketing Research. We believe the Internet is the best method to reach a representative population sample as compared to the telephone and other traditional survey methods. As a result there is an ongoing transition within the marketing research industry to Internet-based survey solutions. We will continue to facilitate this transition and capitalize on this migration by:

•	Increasing the Size and Diversity of our Internet Panels. As our Internet panels become larger and more diverse, we will be able to reach smaller segments of the population allowing us to specifically target our clients’ research needs and offer higher value data.

•	Expanding the Range of Our Specialty Panels. Our current specialty panels include healthcare, automotive, Hispanic, business-to-business and information technology segments. Our ability to capture and access specific demographic information about our panelists allows us to provide our clients with access to research audiences that are difficult or impossible to find through other methods.

•	Developing New and Innovative Internet-Based Survey Solutions. New solutions, such as our media testing capabilities, integrate images, sound, video and other media directly into our surveys and provide a more interactive and engaging process than current methods.

•	Providing Faster and Better Service than Traditional Data Collection Methods. Our clients seek suppliers that can provide high-quality panels and fast and accurate bid-turnaround and survey programming, allowing them more time to analyze survey data and provide timely, quality research for their customers. To achieve this strategy, we leverage our automated bidding and panel management technology, skilled project management staff and our continuous survey programming capability.

•	Diversify our Sources of Survey Respondents. In order to supplement the ability of our Internet panels to provide survey respondents and diversify the sources of our respondents, we intend to develop random Internet sampling techniques, which allow us to gather survey opinions from individuals who are not members of our Internet panels. Through random Internet sampling we are able to access the Internet traffic of participating websites and present visitors to these sites with an offer to participate in one of our surveys. Individuals who accept this offer are routed to our websites, where proprietary techniques match the individual with an appropriate survey.

•	Expand Internationally. During 2006, we intend to further develop our capabilities outside of North America and Europe, expanding the size and diversity of our Internet panels by adding more panelists in Asia from China, Japan and South Korea, and in Australia, Eastern Europe and Latin America. To facilitate this panel growth we have engaged qualified panel managers at Ciao who are focused on combining our proprietary panel management techniques with local knowledge to develop more responsive and representative panels in their regions. We believe the migration of data collection to the Internet in the international market represents a significant growth opportunity.

•	Expand Comparison Shopping. Our strategies to grow our comparison shopping business are as follows:

•	Improve and Enhance Product and Technology. We believe that our comparison shopping product and technology are not yet optimized to take full advantage of the market opportunity. As we believe that technology and user experience are critical to our success, we intend to improve and enhance our existing product and technology to make our Ciao comparison shopping portals more efficient, thereby improving our visitors’ experience, and our users’ loyalty.

•	Increase Number of Categories, Products and Offers. We believe that the traffic to our comparison shopping portals would benefit from the display of a broader range of consumer product categories, products and associated offers. We therefore intend to launch a number of new categories, enhance existing categories and add more products and merchant offers to our online catalog.

•	Expand Geographically. We believe that our service can be further extended to cover additional geographies. We are already present with localized shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands, and are considering the launch of our service in additional countries inside and outside of Europe.

•	Increase Online Marketing Efforts. We believe that heightened awareness of our Ciao brand and service would lead to additional traffic to our comparison shopping portals. We intend to promote our service more aggressively through performance-based advertising targeted at consumers who are looking to purchase products featured in our online catalog.

•	Broaden Merchant and Advertiser Base. We believe that the number of merchant and advertising customers featured on our shopping portals is directly related to the conversion rate of website visits to paid click-throughs. We therefore intend to expand our partnerships with online retailers, advertising agencies and direct advertising customers and to cement our existing relationships within these customer groups.
Our Internet Panels
      As of December 31, 2005, our Internet panels were comprised of over 4 million individuals, located in more than 20 countries around the world, who voluntarily double opted-in to participate in our surveys.

Panel Acquisition
      We recruit from a diverse pool of sources, including Internet portals, special interest, age and ethnicity focused and other websites. We administer our internally developed webmaster affiliate program, as well as an external affiliate program, to enable broad-based panelist recruitment from lower-traffic niche websites. As of December 31, 2005, the number of participating affiliates in our internal and external recruiting programs grew to more than 1,000 websites, consisting primarily of lower-traffic niche websites. To become a member of our affiliate program (a “webmaster affiliate”), approved website operators download images and graphics enabling them to recruit members for our Internet panels on their website.
      Each webmaster affiliate receives a specific identification code and is compensated based on the number of panelists recruited through its website. In addition, as of December 31, 2005, we were actively recruiting panelists from over 100 large websites, data suppliers and advertising networks. Through these programs and arrangements, we acquire new panelists from Internet portals and special interest websites by conducting email campaigns with sweepstakes and other incentives and by posting new banner advertisements on webpages. Individuals viewing or receiving these solicitations are directed to a Greenfield Online or Ciao recruiting webpage where they are asked for demographic and other personal information. After completing this demographic survey, potential panelists are asked to confirm their desire to be panel members by email or web interface. Upon this confirmation, the panelists are “double opted-in” and officially registered as active members of the Greenfield Online or the Ciao panels depending on their country of residence. In the six European countries in which we operate: Germany, the United Kingdom, France, Italy, Spain and the Netherlands, we also recruit new panelists via our comparison shopping portals. In addition to being invited to join as community members, visitors to our Ciao shopping portals are invited to become members of our Internet panels. The shared registration path between our comparison shopping community and our Internet panel membership provides an efficient way to continuously recruit a broad base of panelists.

Panel Management
      To extract maximum value from an Internet survey panel, proper panel management techniques must be employed. We utilize senior copywriters to design our communication materials, a well-maintained website, including customized panelist web pages for certain targeted groups, and responsive help desk support personnel to ensure that each contact we make with a panelist is a positive experience. We have developed performance metrics relating to panelist workload, responsiveness and participation and constantly test alternative communication strategies and incentive programs to ensure optimal panel productivity. We utilize an automated process to regularly probe our panel for additional profile data so that we can more accurately target our surveys and maximize the productivity of our panelists’ time. We employ several methods to help ensure that the demographic data provided by panel members is accurate. We believe that for the most part these methods allow us to have a high level of confidence in the accuracy of the data we provide. We also believe after many years of conducting online surveys that the vast majority of survey takers answer honestly and participate in surveys in order to have their opinions heard. Some of the methods we use are:

•	The registration process takes place before a panel member is invited to participate in a survey, so there is no incentive to submit anything but accurate information;

•	Survey invitations are delivered to respondents according to the demographic requirements of a survey and the panel member does not know the demographic information used to select them as potentially qualifying for the survey;

•	Survey takers are only allowed one opportunity to take a survey and are not able to change their answers during multiple attempts to qualify for the survey; and

•	In North America, only one email address is allowed per physical household address, which prevents establishing multiple accounts for the purpose of taking surveys multiple times.

Panel Incentives
      Members of our Internet panels are offered incentives for participating in our surveys. We use a combination of sweepstakes and cash incentives, administered through our own incentive program, to encourage our panelists’ participation. The incentive level for a particular survey project is based upon the length and complexity of the survey and the difficulty in finding or motivating the survey’s target audience. We typically initiate a survey with a modest incentive and can adjust the incentive level depending on the initial response of our panelists and as we invite more panelists to take the survey. With this strategy, we efficiently balance the invitation quantity and incentive level to achieve the desired number of completed surveys within the specified client timeframe.

Our Products and Services

Our Internet-Based Survey Solutions
     We offer survey solutions exclusively using Internet-based methods supported by our Internet panels. These survey solutions are customized to our clients’ needs, including our full-service data collection and sample solutions.

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

Product	Description	Representative Application

Tracking Studies	Studies that are fielded over time to determine advertising awareness and brand usage	Automobile manufacturers track consumer awareness of their brand to evaluate the effectiveness of their media spending
Conjoint Studies	Studies that conduct a “trade-off” analysis of features/functionality	Mobile phone carriers use these studies to design service plans with features that will attract the most consumers
Concept Testing	Studies that present product concepts to potential consumers	Consumer packaged goods companies test a range of new product offering to identify those with the most appeal to consumers
Media/ Audio Testing	Studies to evaluate the persuasiveness and key message recall associated with advertising	Health and beauty care manufacturers use these studies to test different versions of a new advertising campaign to see which is most likely to result in the purchase of their product
In-Home Usage Testing	Studies that ask respondents to try new products in their home	Over-the-counter remedy manufacturers ask consumers to test their products and provide feedback on the Internet
Omnibus Studies	Shared-cost studies that enable several clients to pool small sets of questions and receive feedback within 3 days	All industries take advantage of this product to get fast answers to urgent marketing questions

Sample Solutions
     Clients that have survey programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet panels. We believe that this offering is regarded in the marketplace as a high-value service, which we maintain by collecting demographic information upon panelist enrollment and by providing respondents to our clients who accurately match our clients’ demographic requirements.

Comparison Shopping
     Through our comparison shopping business we aggregate and display information on several million consumer products in such categories such as consumer electronics, motor vehicles, computers, travel services and telecommunications. Since 1999 we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception, we have collected several million product reviews. This information is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. Through Ciao’s shopping portal traffic of approximately 12 million unique visitors per month, we are able to offer advertising products and services to merchant websites. We monetize our Ciao comparison shopping Internet traffic by presenting interested consumers with relevant offers from online merchants, and receive revenue from those merchants when a Ciao visitor clicks through from one of the Ciao shopping portals to the merchant’s website. We also monetize our comparison shopping Internet traffic by selling advertising on our shopping portals.
Our Customers
      Our primary target market for our Internet survey solutions is full-service custom marketing research and consulting firms. We provide Internet survey solutions to firms of all sizes in this marketplace. In North America and Europe, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. In 2005, our global top 10 clients constituted approximately 40% of our consolidated net revenue, and represented 89 separate customers. Of our global top 10 clients, no individual client accounted for 10% or more of our consolidated net revenue. In North America, our top 10 clients constituted approximately 44% of net revenue, and represented 49 separate customers. In 2005, one client, GfK-AG and its North American subsidiaries, represented approximately 10% of our North American net revenue. In Europe, our top 10 clients constituted approximately 51% of net revenue, and represented 45 separate customers. Two clients in Europe, Google, Inc. (a comparison shopping client), and Taylor Nelson Sofres, Plc and its 14 European subsidiaries, represented approximately 11% and 10% of our European net revenue, respectively. In March 2004, GfK-AG, the parent of our largest individual client, GfK-Custom Research, Inc. (“GfK-CRI”), acquired ARBOR, Inc., now GfK-ARBOR, and in June 2005 GfK-AG acquired NOP World. In December 2004 and January 2005, we entered into separate partner agreements with GfK-CRI and GfK-ARBOR, respectively, whereby GfK-CRI and GfK-ARBOR were each obligated to purchase all or substantially all of their Internet survey solutions from us through December 31, 2005, subject to certain limited exceptions. On October 31, 2005, GfK-CRI notified us that it did not intend for the partner agreement to automatically renew, but that it expected negotiations for 2006 to occur combining the GfK and NOP World companies under one contract umbrella. As of March 15, 2006 we have not entered into a new partner agreement with GfK-AG.
      We have seen a strong trend across marketing research firms of shifting their data collection methodology to Internet survey solutions. As of December 31, 2005, our customer base has grown to a diversified group of over 877 customers. Including customers that were served by both our North American and European segments we had 634 customers in North America and 257 customers in Europe. Our top 10 clients represented approximately 40% of our consolidated net revenue in 2005, down from approximately 43% of our consolidated net revenue in 2004.

      We have partner programs in North America and Europe with 40 active customers. Our partner program in North America provides preferred pricing, dedicated sales and service account teams and integrated marketing support and tools, as well as customized marketing materials to support the Internet research sales efforts of these client partners. We also have integrated systems for pricing, project-scoping and the project-delivery process with these clients. In Europe, our partner program is primarily focused on preferred pricing. Because we are exclusively an Internet survey data provider and not a custom marketing research business, our clients often seek our participation in their sales and marketing efforts and integrate our Internet panels into their research proposals as a critical selling component.
Sales and Marketing
      We use a combination of sales professionals, account executives and our automated bid technology to maximize the personal interaction between sales professionals and current and prospective clients, while minimizing our sales and marketing costs. In the last few years, we made substantial investments in our sales infrastructure to better serve our clients and enter new markets. In North America we have established regional offices in Encino, California and Toronto, Ontario, and have sales representatives located in New Jersey, New York and San Francisco, California. Through Ciao we have sales offices in the United Kingdom, Germany, France and the Netherlands. Accordingly, our sales and marketing professionals are assigned to geographic, client-based and industry-specific territories and, in certain instances, to specialized research markets. As of December 31, 2005, we employed 72 sales and marketing professionals focused on our Internet survey solutions business. By selling through the marketing research channel, we experience significant sales leverage and return on invested sales and marketing dollars.
Competition
      We currently compete with Internet-based survey data collection providers, Internet sample providers that provide access to survey respondents but do not offer survey technologies, technology companies that have developed tools for conducting Internet marketing research and traditional marketing research companies. In a broader sense, we also compete with suppliers of survey data collection services that use traditional methodologies, such as telephone interviewers, mall interviewers and direct mail operators. The primary competitive factors in the survey data collection industry include the quality and timeliness of data collection, the price of products and services and overall reputation in the marketplace. We believe we distinguish ourselves from our competitors through a combination of high-quality service provided by experienced professionals, client responsiveness, the size and diverse demographics of our Internet panels, process efficiencies and a dedicated focus on servicing the marketing research industry.
      In North America we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., Harris Interactive Service Bureau, SPSS Service Bureau, OpenVenue, Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/ Bloomerce, Novatris, Lightspeed Online Research, Inc., and we have recently experienced new competitive pressures from ToLuna Plc and Research Now Plc, which have both recently had their shares quoted on the AIM market of the London Stock Exchange.
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

      In Europe, our comparison shopping business competes against companies such as T-Online Shopping, Yahoo Shopping, Ebay, Geizkragen, Billiger, Froogle, DooYoo and other comparison shopping sites.
Technology and Intellectual Property
      Our systems are based on internally-developed and third-party software, and have been designed to reduce downtime in the event of outages or catastrophic occurrences. In North America we host our primary technology systems at our Wilton, Connecticut data center. Our Wilton facility is equipped with our own uninterruptible power supply, heating, ventilation and fire suppression systems. Data is backed up on a daily basis and we routinely remove backed-up data from our primary storage facilities. In Europe our primary technology system is hosted in a third-party co-location facility in Munich, Germany where data is backed up on a daily basis and routinely removed from our primary storage facilities.
      In North America we utilize the Confirmit survey development software program created and licensed by Future Information Research Management. In Europe we utilize the Surveycenter survey development software program created and licensed by Global Park GmbH. We use these software programs to program our surveys so that they can be displayed through the Internet and be taken by our panelists. We believe that these software programs represent the current standard in the Internet-based marketing research data collection industry.
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
      Our computer systems are susceptible to planned overloads initiated by third-parties, commonly referred to as denial of service attacks. While it is impossible to prevent a denial of service attack without disconnecting our computer systems from the Internet, in North America we have taken measures to reduce the potential harm such an attack could cause by:

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

      Our comparison shopping portals are based on internally-developed technology which was built with the intention to be highly available and scalable. The platform includes the following key components: search and navigation; product catalog and merchant offer integration; and community platform.

•	Search and Navigation. Our technology allows users to find products in our catalog by navigating through product categories, filtering by product attributes or searching by a keyword-based free-text search. We also provide features to compare product details, attributes, and price and review information for a specific product. We display and sort product data in the search and category navigation based on economic relevance metrics calculated by dedicated algorithms.

•	Product Catalog and Merchant Offer Integration. Our catalog merchant-facing applications allow us to integrate product catalogs from third-party data vendors. We apply rule-based algorithms to convert and normalize external product data to a standardized format and map it to our categories and navigation attributes. We also have management applications to maintain and build our own product catalogs. We have integrated third-party data integration software, which allows us to accelerate the import of external product catalogs and also improve the update speed and data quality of our catalog.

•	Community Platform. Our community platform provides a login area where visitors are able to register and write product or store reviews. Our integrated review rating mechanism is designed to categorize the quality of reviews and helps to maintain relevant and useful consumer information. The platform also provides various different extended community features like tell-a-friend, alerting and fraud notification.
      We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements and license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States and have applied for and obtained registrations in the United States for some of our trademarks and service marks. Millward Brown, Inc. owns the rights in the United States to the names Greenfield and Greenfield Online, holds a U.S. registration for the Greenfield mark and has a pending registration in the United States of the Greenfield Online mark. We maintain an exclusive, perpetual, royalty-free license from Millward Brown, Inc. (as successor to Greenfield Consulting Group, Inc.) to the Greenfield Online trademark for Internet qualitative and quantitative marketing research data collection services and to use the Greenfield name as part of our Internet domain names. Power your Researchsm, Power Your Research With Our Experience, Our People, Our Technologysm, SAMsm, Survey Alerts Managersm, Research Revolution®, NetReach®, FieldSource® and OpinionSurveys.com® are some of our trademarks, trade names and service marks. Neither we nor Millward Brown, Inc. have sought trademark registration of the Greenfield or Greenfield Online names outside the United States. Through our acquisition of the OpinionSurveys.com panel in October 2004, we acquired title to the domain names OpinionSurveys.com and OpinionSurvey.com, as well as certain intellectual property associated with the OpinionSurveys.com panel, including a pending application to register OpinionSurvey. Through our acquisitions of goZing and Ciao we have acquired numerous domain names, including goZing.com, and Ciao.com, as well as intellectual property associated with these domains. Effective trademark, service mark, copyright and trade secret protection for intellectual property may not be available in every country in which our products and services are made available through the Internet.
Financial Information about Geographic Areas
      For financial information regarding our reportable segments and geographic areas, please refer to Note 17 of our Notes to Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Backlog
      As of March 10, 2006 we had a backlog for Internet survey solutions of approximately $17.3 million, of which $12.8 million and $4.5 million are in North America and Europe, respectively, as compared to a backlog of approximately $14.4 million on March 10, 2005. Backlog for Internet survey solutions is defined as signed contracts for Internet survey solutions that we expect to complete and deliver to clients during the 2006 fiscal year. Backlog for online advertising revenue as of March 10, 2006 was approximately $200,000. Backlog for online advertising revenue is defined as signed contracts for online advertising media campaigns with defined contract amounts that we expect to complete during the 2006 fiscal year. We do not present backlog figures in connection with comparison shopping click-through revenues because our agreements with the merchants displaying offers on our comparison shopping portals (i) generally do not contain a maximum contract amount, (ii) are cancelable with short notice, and (iii) are subject to many variable factors such click through rates, costs-per-click and conversion rates.
Employees
      As of December 31, 2005, we employed a total of 584 people; 211 in India, 133 in the United States, 93 in Germany, 41 in Romania, 36 in Canada, 24 in Spain, 22 in the United Kingdom, 19 in France and 5 in the Netherlands. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.
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

Item 1A.     RISK FACTORS
      You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

We may not be successful at implementing important new business initiatives and key strategies which may have a material negative impact on our financial condition and results of operations.
      On September 29, 2005 we announced the appointment of Mr. Albert Angrisani as our new President and Chief Executive Officer. We subsequently undertook, among other things, the implementation of several new and important business initiatives and key strategies designed to improve our results of operations including but not limited to:

•	rightsizing of the North American business to bring expenses in line with current revenue levels;

•	shifting to a relationship-based management sales strategy;

•	targeting new client relationships and increasing our market share in North America;

•	implementing a new pricing strategy;

•	reinvigorating our North American sales efforts;

•	continuing to build our panel to support revenue growth and improving panel management techniques;

•	improving quality control and client satisfaction;

•	accelerating the integration of our Ciao subsidiary; and

•	developing and implementing new internal use software such as our new Unified Panel System for panel and project management, and our new GoQuote system, an online quotation ordering system.
      There can be no assurance that we will be able to successfully implement our new initiatives and strategies and if the measures envisaged by these new strategies are insufficient, it is possible that our initiatives and strategies would fail and that we would not achieve our objectives. In this case, our business and financial condition could deteriorate, employee morale could decline and client satisfaction could erode, and new measures would need to be devised. In addition, as a consequence of our new initiatives and strategies, our historical results of operations may not give you an accurate indication of our future results of operations or prospects.

If we are unable to maintain the size or demographic composition of our Internet panels, our clients may stop using our products and services.
      The commercial viability of our marketing research data and our overall business is dependent on our ability to attract and maintain active panelists and ensure optimal panel composition to accommodate a broad variety of marketing research requests. There is currently no historical benchmark by which to predict the optimal size of research panels to ensure high response rates and maximum revenue generation per panelist. If we are unable to accurately determine or build optimal-sized panels, our current panelists may become overused and unresponsive to our requests to participate in surveys. If we fail to regenerate our panel with new and active panelists on a regular basis, the size and demographic diversity of our Internet panels may decrease and our clients may reduce or stop using our products and services, which may lead to a decline in our revenue.

      If the number of panelists participating in our Internet panels decreases, if we experience panel attrition rates in excess of our historical rates of 20% per year, or if the cost of acquiring new panelists becomes excessive or the demographic composition of our panel narrows, our ability to provide our clients with accurate and statistically relevant information could suffer. This risk is likely to increase as our clients’ needs expand, and as more demographically diverse surveys are requested by our clients.

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
      In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives, however, the panels acquired as a result of our recent acquisitions of Zing Wireless, Inc. (“goZing”) and Ciao AG (“Ciao”) have been managed using a guaranteed, cash-based incentive system. In April 2004, we shifted the incentive program for our Internet panels in North America away from cash-based payments to a program emphasizing prize-based incentives. If we shift back to a cash-based payment incentive program for our Internet panels in North America, otherwise increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.

We derived approximately 40% of our total net revenue from ten clients in fiscal year 2005. In our reportable segments of North America and Europe, we derived approximately 44% and 51% of net revenue from ten clients in fiscal year 2005, respectively. If we were to lose, or if there were a material reduction in business from, these clients, our net revenue might decline substantially.
      Our ten largest clients accounted for approximately 40% of our total net revenue for fiscal year 2005. On a consolidated basis no single client accounted for 10% or more of our net revenue in 2005. In our reportable segments of North America and Europe we derived approximately 44% and 51% of net revenue from ten clients in fiscal year 2005, respectively. In North America, one client, GfK-AG and its North American subsidiaries, represented approximately 10% of net revenue. Two clients in Europe, Google, Inc. (a comparison shopping client) and Taylor Nelson Sofres, Plc and its 14 European subsidiaries, represented approximately 11% and 10% of net revenue, respectively. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substantially.

We may not be able to successfully compete with other Internet survey solutions providers, marketing research firms and other potential competitors which may cause us to lose sales or experience lower margins on sales.
      The market for our products and services is highly competitive. In North America we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., Harris Interactive Service Bureau, SPSS Service Bureau, OpenVenue, Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/ Bloomerce, Novatris, Lightspeed Online Research, Inc., and we have recently experienced new competitive pressures from ToLuna Plc and Research Now Plc, which have both recently had their shares quoted on the AIM market of the London Stock Exchange. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.
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
      Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, the acquisition of ARBOR, Inc. by GfK-AG, and Gfk-AG’s recent acquisition of NOP World, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. In addition, consolidated clients may possess superior bargaining power in the marketplace, allowing them to demand and receive lower prices for our products. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panels, such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In any of these cases, our net revenue would be reduced.

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
      We have rapidly expanded our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully integrate our acquisition of Ciao in Europe and expand our sales and marketing efforts there, and throughout the world, we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate.
      Our employee base has grown from 54 in February 2002 to 584 as of December 31, 2005, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
      We are concentrating a significant portion of our operational capacity in our facilities located in India, Canada, Germany, and Romania and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in these countries or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and relocation costs.

If we are unable to achieve international growth of our Internet panels or to overcome other risks of international operations, we may be unable to conduct business on a global level.
      Expanding our business and our Internet panels to operate on a global level could pose the following risks to us:

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
      Additionally, in the process of expanding our global operations, we may encounter more restrictive regulations and laws in Europe or elsewhere that could inhibit our ability to expand our Internet panels.

Currency exchange rate fluctuations could lower our revenue and net income.
      In 2005 we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.

We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.
      We have a team of 211 professionals in India as of December 31, 2005, who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

Acquisitions or investments in other companies may have a negative impact on our business and our stock price.
      As part of our strategy to expand our Internet panels, our technology infrastructure and products and services, we may consider acquiring or making investments in complementary businesses, services, products or technologies as appropriate opportunities arise, such as our acquisition and integration of OpinionSurveys.com, Rapidata.net, Inc. (“Rapidata”), goZing and Ciao. The risks we may face in acquiring or investing in complementary businesses include:

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

A substantial portion of our comparison shopping portal traffic is derived through optimization of search engine results and changes in these algorithms may cause our comparison shopping revenue to decline.
      A substantial portion of our comparison shopping portal traffic results from our optimization of search engine results, which directs search engine users to our Ciao comparison shopping portals. This search engine optimization is based on our understanding of the search algorithms used by major search engines to catagorize the content of the

Internet. Periodically, major search engines revise, update or improve their algorithms, and in such cases we may experience a substantial reduction in search engine generated comparison shopping Internet traffic, which we may not be able to rapidly replace, if at all. As our revenue from our comparison shopping busines is largely derived as a result of Internet traffic to our comparison shopping portals, a decline in such Internet traffic will adversely affect our revenue from our comparison shopping business.

Our success depends on our ability to retain the current members of our senior management team and other key personnel.
      Our success depends to a significant extent on the continued services of our core senior management team of Albert Angrisani, our CEO; Robert E. Bies, our Executive Vice President and CFO; and Jonathan A. Flatow, our Vice President and General Counsel. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly, disruptive to our business, and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.

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

We do not have adequate plans or procedures in place to allow us to rapidly rebuild our operational and technical infrastructure in case of a catastrophic event.
      Our ability to provide our Internet survey solutions and comparison shopping services depends on the efficient and uninterrupted operation of our computer and communications systems. Our service has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks, fire, flood, hurricane, terrorism and similar events. We do not have full second-site redundancy, a formal disaster recovery plan or alternative providers of hosting services, and outages at our data centers could mean the loss of some or all of our website functionality. Our business interruption insurance, if any, may not adequately compensate us for losses that may occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and cause our revenues to decline.

We may be at a competitive disadvantage if we are unable to protect our proprietary rights or if we infringe on the proprietary rights of others, and related litigation could be time consuming and costly.
      Because we operate our business through websites and rely heavily on computer hardware and software, proprietary rights, particularly trade secrets and copyrights, are critical to our success and competitive position. The actions we take to protect our proprietary rights may be inadequate. In addition, effective copyright, trademark and trade secret protection may be unenforceable or limited in certain countries and, due to the global nature of the Internet, we may be unable to control the dissemination of our content and products and the use of our products and services. In addition, third parties may claim that we have violated their intellectual property rights. For example, companies have recently brought claims against other Internet companies regarding alleged infringement of patent rights relating to methods of doing business over the Internet. To the extent that we violate a patent or other intellectual property right of another party, we may be prevented from operating our business as planned or may be required to pay damages, obtain a license, if available, for the use of the patent or other right to use a non-infringing method to accomplish our objectives.
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
      In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below our expectations or the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future, include:

•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research projects;

•	fluctuations in foreign currency exchange rates;

•	lower than expected project win-rates;

•	the development of products and services by our competitors;

•	project cancellations by our clients or changes in project completion dates by our clients, effecting the timing of our recognition of revenue; and

•	changes in search engine algorithms.

      In addition, factors within our control, such as the quality of our products and services and our capacity to deliver projects to our clients in a timely fashion, have caused our operating results to fluctuate in the past and may affect us similarly in the future.
      The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the fluctuations in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price of and demand for our common stock to fluctuate substantially, which may limit our stockholders’ ability to sell our common stock on the public market.

We might have difficulty obtaining additional capital, which could prevent us from achieving our business objectives. If we are successful in raising additional capital, it may have a dilutive effect on our stockholders.
      We may need to raise additional capital in the future to fund the expansion of our Internet panels and the marketing of our products and services, or to acquire or invest in complementary businesses, technologies or services. If additional financing is not available, or available only on terms that are not acceptable to us, we may be unable to fund the development and expansion of our business, attract qualified personnel, promote our brand name, take advantage of business opportunities or respond to competitive pressures. Any of these events may harm our business. Also, if we raise funds by issuing additional shares of our common stock or securities convertible into common stock, our stockholders will experience dilution, which may be significant, to their ownership interest in us. If we raise funds by issuing shares of a different class of stock other than our common stock or by issuing debt, the holders of such different classes of stock or debt securities may have rights senior to the rights of the holders of our common stock.

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
Item 1B.     UNRESOLVED STAFF COMMENTS
      We have no unresolved staff comments from the Securities and Exchange Commission.

Item 2.     PROPERTIES
      Our corporate headquarters occupies approximately 30,000 square feet and is located at 21 River Road, Wilton, Connecticut, 06897, under a lease that expires in November 2009. Our other significant U.S. facility is located in Encino, California, where we lease approximately 7,593 square feet under a lease that expires in July 2009. Our primary operations center in North America is located in Toronto, Ontario where we lease approximately 14,727 square feet under a lease that expires in November 2010. We also lease a data center to support our operations that occupies approximately 3,100 square feet in Wilton, Connecticut, along with office space in San Francisco, New Jersey and New York to support our sales and marketing team. We lease approximately 8,179 square feet of space in San Francisco, California, under a lease that expires in September 2009, which we have sublet for the remainder of the lease term.
      Our international offices are based in Munich, Germany, Gurgaon, India, London, United Kingdom, Paris, France, Timisoara, Romania, Madrid, Spain and Amsterdam, the Netherlands. Our operations facility in Gurgaon, near New Delhi, occupies approximately 19,300 square feet under a lease that expires in March 2007, unless renewed at our option for up to two additional three-year terms. Our facility in Munich, Germany occupies approximately 20,250 square feet, under a lease expiring in October 2010. We lease all of our facilities and believe that they are adequate to meet our needs for the foreseeable future and that additional or alternative facilities may be leased on commercially reasonable terms to meet our future needs, if necessary. Information regarding each of our significant properties is as follows ($ in thousands):

		Remaining Lease
		Obligation
Address/Location	Termination Date	December 31, 2005

21 & 15 River Road, Wilton, Connecticut	November, 2009	$4,320
16501 Ventura Blvd., Ste. 250, Encino, California	July, 2009	689
222 Kearney St., Ste. 500, San Francisco, California*	September, 2009	814
800 Turnpike St., N. Andover, Massachusetts	October, 2008	106
110 Sheppard Ave., Ste. 200, East Toronto, Canada	November, 2010	1,628
First Floor Unitech Trade Centre, Gurgaon, India	March, 2007	228
Leopoldstraße 236, 80807 Munich, Germany	October, 2010	1,159
18 rue Horace Vernet Issy Les Moulineaux, Paris, France	March, 2014	720
Strawinskylaan 1127, Amsterdam, the Netherlands	April, 2008	112
Str. Stefan cel Mare nr. 56, Timisoara, Romania	November, 2007	110
P-ta Mocsony nr. 2, Timisoara, Romania	March, 2006	2
Callao 1, Office 209, Madrid, Spain	June, 2006	27
Callao 1, Office 303, Madrid Spain	May, 2006	8
11 Maiden Lane, London, UK	December, 2008	283

*	Subleased in March 2006 for the remaining lease term. The payments due under the sublease are substantially similar to our obligations under the lease.
Item 3.     LEGAL PROCEEDINGS
      From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.
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
      a) Market Information
      Our common stock has been traded on the Nasdaq National Market under the symbol “SRVY” since July 16, 2004. The following table sets forth for the periods indicated the range of high and low closing prices per share of our common stock as reported by the Nasdaq National Market:

	High	Low

2004
Third Quarter (commencing July 16, 2004)	$22.18	$14.50
Fourth Quarter	$24.10	$17.28
2005
First Quarter	$21.79	$16.11
Second Quarter	$20.19	$11.55
Third Quarter	$13.90	$5.44
Fourth Quarter	$5.86	$4.47
      b) Holders of the Corporation’s Capital Stock
      As of March 1, 2006 we had approximately 50 stockholders of record, including record holders on behalf of an indeterminate number of beneficial holders.
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
      d) Recent Sales of Unregistered Securities
      None.
      e) Issuer Purchases of Equity Securities
      None.

Item 6.     SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations data for each of the fiscal years ended December 31, 2005, 2004 and 2003 and the selected Consolidated Balance Sheet data as of December 31, 2005 and 2004 are derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the fiscal year ended December 31, 2002 and 2001 and the selected Consolidated Balance Sheet data as of December 31, 2003, 2002, and 2001 are derived from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
Internet survey solutions(1)	$89,179	$44,428	$25,868	$14,416	$4,072
Custom research(2)	—	—	—	470	9,715

Total net revenues	89,179	44,428	25,868	14,886	13,787
Cost of revenues	24,327	11,081	8,884	5,409	8,097

Gross profit	64,852	33,347	16,984	9,477	5,690

Operating expenses:
Selling, general and administrative	40,682	21,454	12,127	10,123	15,148
Panel acquisition expenses	3,762	2,448	1,421	713	351
Depreciation and amortization	6,965	1,292	1,113	1,802	2,654
Research and development	2,836	1,002	626	747	1,750
Impairment and restructuring charges	91,758	—	—	—	—

Total operating expenses	146,003	26,196	15,287	13,385	19,903

Operating (loss) income	(81,151)	7,151	1,697	(3,908)	(14,213)
Total other (expense) income	(561)	(1,022)	101	945	(3,074)

(Loss) income before income taxes	(81,712)	6,129	1,798	(2,963)	(17,287)
(Benefit) provision for income taxes	(15,753)	411	150	(569)	—

Net (loss) income	(65,959)	5,718	1,648	(2,394)	(17,287)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	(63)	—	—
Charge to common stockholders for Series B convertible preferred stock	—	(28,054)	—	(3,873)	—
Cumulative dividends on Series B convertible preferred stock	—	(382)	(673)	(28)	—
Income allocable to participating preferred securities	—	(1,564)	(761)	—	—

Net (loss) income available to common stockholders	$(65,959)	$(24,282)	$151	$(6,295)	$(17,287)

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Net (loss) income per share available to common stockholders
Basic	$(2.72)	$(2.70)	$0.07	$(6.42)	$(18.08)
Diluted	(2.72)	(2.70)	0.06	(6.42)	(18.08)
Weighted average shares outstanding
Basic	24,217	8,985	2,054	981	956
Diluted	24,217	8,985	2,347	981	956

	December 31,

	2005	2004	2003	2002	2001

	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,623	$96,082	$3,721	$1,864	$1,056
Investments in marketable securities	—	17,400	—	—	—
Total assets	160,860	135,306	11,929	8,724	9,102
Capital lease obligations:
Current portion	2,061	1,253	874	895	569
Long-term portion	2,032	1,877	705	1,102	1,968
Debt:
Current portion	—	—	—	1,216	5,115
Long-term portion	—	—	—	—	16,171
Series C-2 redeemable preferred stock	—	—	943	821	—
Series B convertible preferred stock	—	—	9,114	8,441	—
Total stockholders’ equity (deficit)	134,493	123,078	(6,327)	(8,526)	(21,603)

	Years Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands)
Other Consolidated Financial and Operating Data:
Cash provided by (used in) operating activities	$23,661	$5,273	$4,051	$697	$(10,990)

(1)	Internet survey solutions includes services revenues from the collection of survey data for sale to marketing research companies as well as comparison shopping revenues from our European segment.

(2)	Custom research includes revenues from the line of business that we sold to Taylor Nelson Sofres Operations, Inc. in January 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes starting on page 56 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Risk Factors” in Item 1A in Section I. See “Safe Harbor Statement” on page 1 of this Annual Report on Form 10-K.
Segment Information
      Our reportable segments are based on our operations in North America through Greenfield Online, Inc., and its consolidated North American subsidiaries (“North America”), and our operations in Europe through Ciao and its consolidated subsidiaries, (“Europe”). Both of our reportable segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. While the comparison shopping business operated through our European segment is not an operating segment for fiscal year 2005, we are presenting certain information about this business because we believe it helps readers understand our business and our European segment as a whole. In 2005, we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of our comparison shopping business separately. We intend to implement financial systems during 2006 allowing us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. Financial information about our reportable segments is included in our Consolidated Financial Statements accompanying this Annual Report on Form 10-K.
Overview
      We are a leading independent provider of Internet survey solutions to the global marketing research industry, and we derive 100% of our revenues from Internet data collection products and services, and other Internet related services offered by our European comparison shopping business. We actively manage our Internet panels comprised of the Greenfield Online panel in the United States and Canada and the Ciao panels in Europe and other countries in Asia and Latin America. Globally, our Internet panels are 100% double opt-in panels of over 4 million individuals. Our proprietary panels, together with our random internet sampling techniques, allow us to supply our clients with diverse, demographically representative survey research data. We believe the size and diversity of our Internet panels along with the amount of revenues we derive from Internet survey solutions position us as a leader in our market.
      We target our Internet survey solutions to full service marketing research and consulting firms in the United States and the world’s top marketing research companies. Our clients use the Internet survey data that we provide to enable companies throughout the world to make critical marketing and business decisions. We employ an “outsourcing” business model that allows us to partner with our clients to leverage their global sales forces.
      Over the past 11 years, we have developed, and through our recent acquisitions we have acquired, proprietary panel management techniques that allow us to manage our Internet panels. We use these techniques to efficiently conduct Internet surveys and continually seek to refresh and enhance our panel profiles, enabling the delivery of higher-value survey data to our clients. Our automated technology platform allows us to perform a large volume of surveys simultaneously, and our global production capabilities enable us to provide continuous survey programming, data collection and processing services.

Key Historical Events that Impact Our Business
      We were incorporated in the State of Connecticut on September 28, 1995. Until May 17, 1999, Andrew S. Greenfield and certain members of his family owned all of our capital stock. On May 17, 1999, our then-existing management and a group of new investors completed a management buyout (the “Management Buyout”), in which approximately 97% of our outstanding common stock was acquired by Greenfield Holdings, LLC (“Greenfield Holdings”), an entity formed for the sole purpose of the Management Buyout. The remaining 3% was retained by the prior owner. From 1999 until 2002, we invested significant amounts to build our Internet panels and our Internet-based technology infrastructure. In December 2002, our controlling stockholders completed a recapitalization of our business and Greenfield Holdings was dissolved.
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
      On October 21, 2004, we completed the acquisition of OpinionSurveys.com’s Internet-based panel from The Dohring Company for $3.2 million in cash. Under the terms of the acquisition, we acquired specific assets from The Dohring Company, including the complete OpinionSurveys.com panel; certain profile information contained in its database; title to the domain names “OpinionSurveys.com” and “OpinionSurvey.com;” as well as certain intellectual property associated with the OpinionSurveys.com panel, including the registered trademark in the logo of OpinionSurveys.com. Under the terms of the acquisition, we did not assume any liabilities from The Dohring Company. This acquisition was recorded under the purchase method with $2.9 million of the total consideration allocated to the fair value of the assets acquired (including the OpinionSurveys.com panel database) and approximately $340,000 allocated to other intangibles (including domain names and service marks).
      In December 2004, we completed a follow-on public offering of our common stock, including the sale of 4.5 million shares by us and 2.4 million shares by certain of our stockholders. Net proceeds to us from the follow-on public offering totaled approximately $76.4 million, after payment of underwriters’ commissions and other related expenses.
      On January 25, 2005, we completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the Incremental Tax Cost Amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. As of the date of this Annual Report on Form 10-K neither executive is employed by us.
      On February 8, 2005, we completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 we released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006 we released $2.0 million from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005 all three executive officers had resigned their positions with us.
      On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao AG, a privately held German company (“Ciao”), the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 10 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow will be released after 12 months if there are less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006 one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006.
      On December 10, 2005, our Board of Directors approved a North American rightsizing plan pursuant to which we determined to reduce costs in North America in an effort to more closely align our costs with our revenue outlook. As part of this rightsizing effort we reduced North American staff by 39 positions, which we believe will result in a reduction in annual salary and benefits costs of approximately $2.8 million. As part of the rightsizing plan we anticipate that in 2006, offices in San Francisco, California and Durham, North Carolina will be closed, and that our Encino, California office will be reduced in size or moved to a smaller local facility. We recorded pre-tax charges in the fourth quarter of 2005 of $379,000 related to this rightsizing plan in connection with employee severance and benefit costs. We estimate that we will record additional charges for costs and expenses related to this rightsizing plan in the first two quarters of 2006 in connection with the shut down of our San Francisco, California office and the downsizing of our Encino, California office, as well as charges related to employee severance, benefits and other costs. We expect to complete this North American rightsizing plan by the end of the second quarter of 2006.
      We conducted our initial review of goodwill and other intangible assets as of October 31, 2005 and determined that impairment existed. We therefore, recorded a pre-tax impairment charge of $89.8 million related to goodwill, and a $1.5 million pre-tax impairment charge related to other intangible assets, for the year ended December 31, 2005.

Explanation of Key Financial Statement Captions

Net Revenues
     We report our revenues net of customer volume rebates and cash discounts. Discounts for larger customers typically range from 5% to 20% off of our standard rates and we typically limit volume rebates to a few customers. These rebates have not been material in amount historically, nor do we expect them to be material in the near future. Our net revenues are derived primarily from the following offerings:

•	Full Service — we program our clients’ surveys, host them on our website infrastructure, invite our panelists to take the surveys and deliver the compiled data to our clients for their analysis and presentation to their clients.

•	Sample Solutions — clients that have their own programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet panels.
      In 2004 and 2003, our net revenues from full-service had been slightly higher than our sample solutions. Our relative mix of revenues has shifted in favor of sample solutions during 2005, due primarily to the acquisitions of goZing in February 2005 and Ciao in April 2005 as a result of their higher percentage of sample solutions revenues, which were greater than we had experienced previously.
      We typically experience a lag of approximately two months between the time a bid for a project is submitted and the time the project is awarded. We monitor forward delivery demand using the bid data maintained on our customer relationship management software and the “win-rate” derived from this data in order to plan operational needs, such as the need to hire or reassign delivery personnel, and panel growth needs and composition.
      Once awarded, our typical project is usually completed in less than 45 days. We track the costs incurred on each project and defer cost recognition until such time as the project is delivered to the client. Upon delivery, the costs associated with the project are expensed and revenue is recognized.
      For our comparison shopping business, we generate revenues from e-commerce commissions and advertising income. The core of this business consists of attracting visitors to our shopping portals, and referring these visitors to the websites of our online merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed to contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our Ciao comparison shopping portals. In this case, an advertising serving software is used to measure the number of page views that the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.

Cost of Revenues
     Our direct costs associated with generating revenues primarily consist of the following items:

•	Project Personnel — Project personnel have three distinct roles: project management, survey programming and data processing. We maintain project personnel in the United States, Europe, Canada and India. Labor costs are specifically allocated to each project. We utilize a timekeeping system in which project personnel maintain estimates of time incurred for each specific project. Project personnel are paid quarterly bonuses based upon service quality, achievement of revenue goals associated with clients as well as achievement of corporate profit objectives.

•	Panelist Incentives — Our panelists receive cash and non-cash incentives for participating in our surveys. We maintain an incentive account for each member of our Internet panels. Our panelists accrue incentives based upon a member qualifying for and completing a survey within a predetermined timeframe. The panel member may request and receive payment of his or her incentives at any point in time prior to expiration. Incentives generally expire one year after award as outlined in the terms and conditions available on our panelist website. In February 2006, we reduced the expiration threshold for panelists’ incentives from one year to six months.

•	Data Processing — We perform the majority of the processing of survey data with our own professionals. Occasionally, we outsource certain data processing functions to third-party suppliers.

•	Outside Sample — We supplement our sample with survey responses from individuals who are not members of our Internet panels. These situations occur where our Internet panels cannot meet customer demands because of timing, capacity or demographic constraints; or when we are asked to supply survey responses in markets in which we do not have panelists, typically certain international geographic sectors.

•	Other Direct Costs — Other direct costs may include the following: (i) fees paid to a third party for healthcare-related sample data retrieved from a panel of healthcare professionals developed by this third-party and (ii) fees paid to Microsoft Corporation (“Microsoft”) for surveys completed and sold using data from panelists we have obtained through the Microsoft Network (“MSN”). Also included in other direct costs are unearned stock-based compensation charges, which are amortized over the service period of options granted to project personnel.

•	Amortization of Internal Use Software — We include in cost of revenues amortization of capitalized software costs related to survey production.

Selling, General and Administrative Expenses
     As of December 31, 2005, we employed 72 individuals that support the sales and marketing of our Internet survey solutions. These sales professionals are compensated based upon project delivery and revenue recognition. Commissions are accrued when we deliver completed projects to our clients. In addition, we maintain our Internet panels with a staff of eight panel management personnel. These individuals design programs geared toward panelist recruitment, retention and incentives and are also responsible for panel database design and development. Furthermore, we support our Internet survey solutions sales effort with a staff of six marketing professionals who design product, pricing, promotional and distribution strategies. As of December 31, 2005, we employed 99 individuals who provide a foundation for these functions in the areas of executive, finance, human resources and information technology operations. This group is responsible for maintaining the infrastructure and support for the entire sales, delivery and panel teams. Also included in selling, general and administrative expenses are unearned stock-based compensation charges, which are amortized over the service period of options granted to selling, general and administrative personnel.

Panel Acquisition Expenses
     We continually add new members to our Internet panels in order to support growing demand for our products and services as well as to replace members who leave the panel in the ordinary course of our business. We incur costs to acquire members for our panel, including fees paid to procure new panelists from our webmaster affiliate program and through panel acquisition agreements with large Internet portals, special interest, age and ethnicity-related websites. We also incur costs related to testing potential panel sources before full recruitment roll-outs begin on specific websites and other costs associated with the panel recruitment process. These costs are expensed as incurred. We may also add members to our Internet panels by acquiring existing panels, as we did with our recent acquisitions. In these cases, where we acquire the panel as part of an ongoing business, we are able to capitalize the fair value of the panel we acquire and amortize that fair value to operating expense over the estimated life of the acquired asset. In connection with panel members acquired as a result of the OpinionSurveys.com, Rapidata, goZing and Ciao acquisitions, approximately $1.4 million of amortization expense was included in Panel acquisition expenses for the year ended December 31, 2005.

Research and Development Expenses
     We employ a staff of professional technology personnel who develop proprietary solutions for panel database development, the development of internal use software and integrating client and third-party software solutions into our technology infrastructure. We also maintain a staff of professional technology personnel focused on the technology needs of our comparison shopping business in Europe. All costs associated with research and product development efforts are expensed as incurred and recorded under research and development expenses.
      As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, costs relating to survey software development that meet the criteria for capitalization under Generally Accepted Accounting Principles in the United States (“GAAP”) are capitalized and amortized over the estimated period of benefit, usually two years.

Impairment and Restructuring Charges
     In 2005 we incurred Impairment and restructuring charges as discussed in Notes 6 and 16 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Related Party Interest Expense, Net
     Related party interest income (expense), net is comprised of: (i) paid-in-kind interest, calculated using the level-yield method on the note we issued to Greenfield Holdings, LLC in the principal amount of approximately $14 million in May 1999 (the “Holdings Note”); (ii) amortization of debt discount on the Holdings Note; (iii) interest expense on the notes issued to us by Hugh O. Davis, one of our executive officers, and Rudy Nadilo, a former chief executive officer; and (iv) the accretion on the Series C-2 Redeemable Non-Voting Preferred Stock beginning in July 2003 (all of the outstanding shares of the Series C-2 Redeemable Non-Voting Preferred Stock were redeemed in connection with our initial public offering in July 2004).

(Benefit) Provision for Income Taxes
     We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists.

Treatment of Sale of Custom Research Business
      We do not believe that the sale of the Custom Research Business qualified for discontinued operations treatment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), because: (i) the business was not run separately from the Internet survey solutions business; (ii) a single income statement and cash flow statement was prepared on a combined basis for internal reporting purposes; (iii) we never attempted to capture and track cash flows of the Custom Research Business separately, and it would be impracticable for us to retrospectively develop meaningful information regarding these cash flows; and (iv) we had continuing involvement in the business under our alliance agreement, as both TNSI and its end customers relied on us to fulfill our obligations under contracts in process and as principal supplier of Internet research to TNSI during the term of the agreement.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
      Revenue Recognition. For our Internet survey solutions business, we recognize revenues for services when it is realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Our products are delivered within a short period generally ranging from a few days to eight weeks. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determined and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.
      For our comparison shopping business, we generate revenues from e-commerce commissions and advertising income. The core of this business consists of attracting visitors to our comparison shopping portals, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our Ciao comparison shopping portals. In this case, an advertising serving software is used to measure the number of page views, which the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.
      Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowances for doubtful accounts are arrived at using a two-step methodology which takes into consideration specifically identified bad debts and an overall reserve for the entire receivable asset. The allowance for bad debts as reflected at December 31, 2005 and 2004 represented our best estimate of identified bad debts in our Internet survey solutions business. We continue to refine our estimates for bad debts in our new Internet survey solutions business over time and have adjusted the required allowance for doubtful accounts as a result of our experience. While credit loss rates have historically been within our expectations and the provisions established, fluctuations in our future credit rate losses may negatively impact our financial results. During the year ended December 31, 2005, we increased our allowance for doubtful accounts to specifically address the risk associated with international expansion.
      Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is generally one year. In February 2006, we reduced the expiration threshold for panelists’ incentives from one year to six months. In our North American segment we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment accrued incentives are recorded net of estimated expirations. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize.
      Panel Acquisition Expenses. Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include amortization of capitalized panel acquisitions costs associated with acquired businesses with panels of survey respondents, as well as payments to third-parties who source panelists from their databases and websites.
      Stock-Based Compensation. We have elected to follow Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). In 2002 and 2003, we granted certain options to purchase our common stock at exercise prices that were subsequently determined to be less than the fair value of our common stock and, as a result, we recorded deferred stock-based compensation expense, which is amortized to earnings over the service period of the employee. In the notes to our Consolidated Financial Statements, we provide pro forma disclosures in accordance with SFAS 123.
      Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and Emerging Issues Task Force Abstract 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be overstated or understated. For equity instruments granted or sold in exchange for the receipt of goods or services and for which the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees and non-employees, we estimate the fair value of the equity instruments based upon consideration of factors that we deem to be relevant at the time.

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
      Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount which we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. The reassessment requires us to review the positive and negative evidence available regarding the recoverability of the deferred tax assets. During the year ended December 31, 2005, we fully released the valuation allowance that had been recorded against our domestic deferred tax asset as we determined that it was more likely than not that we would realize such deferred tax assets in the future. This assessment was based upon successive quarters of operating profits and expected future profitability as well as acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions. During the year ended December 31, 2005, we recorded a valuation allowance against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred foreign tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.
      Net (Loss) Income Per Share. We report net (loss) income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. For the years ended December 31, 2004 and 2003, diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. For periods prior to our initial public offering (“IPO”) on July 16, 2004, due to the participation features of our Series A Convertible Participating Preferred Stock, Series B Preferred Stock Convertible Participating Preferred Stock, and Series C-1 Convertible Participating Preferred Stock, basic and diluted earnings per share have been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-

money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.
      Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. We conducted our initial review as of October 31, 2005 and determined that an impairment of goodwill existed. We therefore, recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in operating expenses in the accompanying Consolidated Statement of Operations. We determined the fair value of our reporting units by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005.
      Long-lived Assets. We review other long-lived assets, including property and equipment and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which is estimated, primarily using the present value of the estimated future cash flows. In estimating our future cash flows we used a 16.5% discount rate, reflecting a risk adjusted weighted average cost of capital. We determined that business conditions in the fourth quarter of 2005 warranted a review of the fair value of our intangible assets. Our revised estimates of future European revenue and cash flow growth rates, and the continued depression of our stock price constituted a “triggering event” requiring an evaluation of the recoverability of our long-lived assets pursuant to SFAS No. 144. Therefore, we recorded a pre-tax impairment charge of $1.5 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the accompanying Consolidated Statements of Operations in connection with acquired customer relationships, non-competition agreements and panel members within our European operating segment.
      Restructuring. We have executed, and may continue to execute, restructuring activities that may require management to use significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other costs. If the actual amount differs from our estimates, the amount of the restructuring charges could be materially impacted. (See Note 16 for a description of restructuring charges).

Results of Operations

Year Ended December 31, 2005 Versus Year Ended December 31, 2004

Consolidated Results
      The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2005	%	2004	%

		($ in thousands)
Net revenues	$89,179	100.0%	$44,428	100.0%
Cost of revenues	24,327	27.3	11,081	24.9

Gross profit	64,852	72.7	33,347	75.1

Operating expenses:
Selling, general and administrative	40,682	45.6	21,454	48.3
Panel acquisition expenses	3,762	4.2	2,448	5.5
Depreciation and amortization	6,965	7.8	1,292	2.9
Research and development	2,836	3.2	1,002	2.3
Impairment and restructuring charges	91,758	102.9	—	—

Total operating expenses	146,003	163.7	26,196	59.0

Operating (loss) income	(81,151)	(91.0)	7,151	16.1

Other (expense) income:
Interest (expense) income, net	(507)	(0.6)	123	0.3
Related party interest expense, net	—	—	(1,093)	(2.5)
Other expense, net	(54)	(0.0)	(52)	(0.1)

Total other expense, net	(561)	(0.6)	(1,022)	(2.3)

(Loss) income before income taxes	(81,712)	(91.6)	6,129	13.8

(Benefit) provision for income taxes	(15,753)	(17.7)	411	0.9

Net (loss) income	$(65,959)	(73.9)%	$5,718	12.9%

      Net Revenues. Net revenues for the year ended December 31, 2005 were $89.2 million, compared to $44.4 million for the year ended December 31, 2004, an increase of $44.8 million, or 100.7%. Net revenues increased as a result of the inclusion of three newly acquired businesses in 2005: Rapidata, goZing and Ciao. In addition, we experienced organic growth in our legacy Internet survey solutions business segment in North America. Furthermore, we experienced a significant increase in demand for European sample in our North American segment, which was sourced predominantly from our European segment.
      Gross Profit. Gross profit for the year ended December 31, 2005 was $64.9 million, compared to $33.3 million for the year ended December 31, 2004, an increase of $31.6 million, or 94.5%. Gross profit for the year ended December 31, 2005 was 72.7% of net revenues, compared to 75.1% for the year ended December 31, 2004. Gross profit increased primarily due to the additional revenues described above. Gross profit as a percentage of revenues declined as a result of a decline in the North American business segment’s gross profit percentage from 75.1% to 69.9%, excluding inter-segment revenues, partially offset by the accretive impact of the newly acquired Ciao European business segment which reported a gross profit percentage of 79.9% in the year ended December 31, 2005.

      The decline in the gross profit in the North American business segment of 5.2% was due to an increase in costs as a percentage of revenue of:

•	incentives paid to panelists of 3.4%;

•	outside sample purchases of 2.6%;

•	survey distribution costs related to goZing of 0.7%;

•	publisher commissions of 0.5% related to the goZing online marketing business; and

•	amortization of internal use software of 0.2%.
      These increased costs as a percentage of revenue were in turn offset by a decrease in costs as a percentage of revenue of:

•	revenue share arrangement expense of 1.3%;

•	direct project labor of 0.7%; and

•	stock based compensation expense of 0.2%.
      The increase in incentives paid as a percentage of revenues was due to an increase in healthcare honoraria paid to medical professionals as well as the shift to more cash incentive payments to panelists versus sweepstakes-based incentives. The increase in outside sample expense as a percentage of revenues was due to further sample needs of our clients, which were outside the capacity of our North American panel. The increase in survey distribution costs as a percentage of revenue was due to the use of goZing survey technology, which required the use of outside service providers to deliver high volume emails to the goZing panel. The increase in publisher commissions as a percentage of revenues was due to the goZing online marketing activities for a portion of 2005 prior to the discontinuance of these activities in the fourth quarter of 2005.
      The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in the use of MSN-sourced survey respondents which require us to pay MSN a fee for each survey taken by an MSN-sourced panelist. The decrease in direct project labor as a percentage of revenues was due primarily to the growth in the Toronto and India labor pool which are lower in labor cost than similar functions based in the United States. The decrease in stock based compensation expense as a percentage of revenues was due primarily to the increase in revenues year over year with a slight decline in stock based compensation expense in absolute dollars.
      We expect gross profit to continue to decline as a percentage of revenue in the near term due to moderate pricing pressure and the introduction of new costs into cost of goods sold such as fees paid to our affiliates for random Internet sampling performed on the worldwide web. In addition we expect gross profit to remain variable from quarter to quarter as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and outside sample projects, which product mix remains largely unpredictable.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $40.7 million, compared to $21.5 million for the prior year, an increase of $19.2 million, or 89.7%. Selling, general and administrative expenses increased primarily as a result of the inclusion of three newly acquired businesses in 2005: Rapidata, goZing and Ciao. In addition, we experienced an increase in selling, general and administrative expense in our legacy Internet survey solutions business segment in North America.
      Selling expenses, primarily personnel costs and related commissions, increased by approximately $5.0 million for the year ended December 31, 2005 as a result of the addition of the selling expenses attributable to Rapidata, goZing and Ciao in 2005, as well as the hiring of new sales and sales-support personnel in our legacy Internet survey solutions business in order to better promote our products and services.
      Personnel costs associated with general and administrative expenses increased approximately $5.7 million for the year ended December 31, 2005 as a result of the inclusion of costs associated with Rapidata, goZing and Ciao in 2005, further investment in 2005 in finance and administrative staff necessary to operate as a public company, as well as approximately $1.0 million of severance and related transition costs incurred during the third quarter of 2005 in connection with the management change we announced in September 2005.
      Marketing and promotion increased approximately $532,000 for the year ended December 31, 2005 as we increased our spending for direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials as well as developed advertising and marketing programs to promote our new corporate and international capabilities following the acquisitions of Rapidata, goZing and Ciao.
      General and administrative expenses, excluding personnel costs, increased approximately $8.2 million for the year ended December 31, 2005 as a result of the inclusion of Rapidata, goZing and Ciao in 2005, as well as an increase in public company expenses of approximately $4.4 million; approximately $3.5 million of which was associated with professional services performed in the areas of accounting, audit, tax, legal, valuation services and the first year of Sarbanes-Oxley Section 404 compliance costs; and approximately $0.9 million of which was comprised of insurance and other public company expenses.
      Selling, general and administrative expenses as a percentage of net revenues decreased to 45.6% for the year ended December 31, 2005 from 48.3% of the net revenue for the year ended December 31, 2004. We expect selling, general and administrative expenses to increase as a percentage of revenues in the near term due predominantly to the effects of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock Based Compensation (Revised-2004) (“SFAS 123(R)”), which will be adopted beginning January 1, 2006. We expect selling, general and administrative expenses to decline as a percentage of revenues if revenue growth is re-established and we realize the benefit of low incremental variable costs associated with future revenue growth.
      Panel Acquisition Expenses. Panel acquisition expenses were $3.8 million for the year ended December 31, 2005, compared to $2.4 million for the year ended December 31, 2004, an increase of $1.4 million, or 53.7%. Panel acquisition expenses increased primarily as a result of the increase in amortization expense associated with the panel assets acquired from OpinionSurveys, Rapidata, goZing and Ciao of $1.3 million.
      Panel acquisition expenses were 4.2% of net revenues for the year ended December 31, 2005 and 5.5% for the year ended December 31, 2004. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
      Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the year ended December 31, 2005 were $7.0 million, compared to $1.3 million for the year ended December 31, 2004, an increase of $5.7 million, or 439.1%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisition of OpinionSurveys, Rapidata, goZing and Ciao, as well as, significant increases in capital expenditures during 2004 and 2005.
      Impairment Charges. We conducted a review as of October 31, 2005 of the fair value of our goodwill by discounting our cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment. Additionally, we wrote off to impairment approximately $1.5 million of intangible assets originally established as part of the valuation of the Ciao acquisition. This impairment had the effect of reducing amortization expense in 2005 by approximately $75,000, and is expected to reduce amortization expense in 2006 by approximately $432,000.
      Research and Development Expenses. Research and development expenses for the year ended December 31, 2005 were $2.8 million, compared to $1.0 million for the prior year, an increase of $1.8 million, or 183.0%. Research and development expenses increased as a result of the increase in the North American research and development staff in 2005 and to a lesser extent to the acquisition of goZing and Ciao during 2005 which each had their own research and development teams. We enhanced our North American research and development team with the recruitment of a new Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.
      Interest (Expense) Income, Net. Interest expense for the year ended December 31, 2005 was $507,000, compared to interest income of $123,000 for the year ended December 31, 2004, a decrease of $630,000. This increase in our net interest expense was primarily due to two factors:

•	The increase in net interest expense associated with borrowings under a credit facility, predominantly used to help finance the Ciao acquisition; and

•	The decrease in net interest income resulting from lower cash balances in interest bearing instruments in 2005 versus 2004 due to our use of the proceeds of our 2004 public offerings in order to acquire Rapidata, goZing and Ciao.
      Related Party Interest Expense, Net. Related party interest expense for the year ended December 31, 2005 was $0 compared to $1.1 million for the year ended December 31, 2004. The decrease was a result of the retirement of our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2 Preferred Stock”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.
      Other Expense, Net. Other expense for the year ended December 31, 2005 was $54,000, compared to $52,000 for the year ended December 31, 2004. Other expense for the years ended December 31, 2005 and 2004 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada.
      (Benefit) Provision for Income Taxes. We recorded an income tax benefit for the year ended December 31, 2005 of $15.8 million, compared to an income tax provision of $411,000 for the year ended December 31, 2004. Our effective tax rate was 19.3% for the year ended December 31, 2005, compared to 6.7% for the year ended December 31, 2004. The increase in our effective tax rate is primarily a result of goodwill impairment charges that are not tax-deductible. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). During the year ended December 31, 2005, we fully released the valuation allowance of $19.8 million that had been recorded against our domestic deferred tax asset. Of the total valuation allowance available for release as of January 1, 2005, $1.3 million was released through purchase accounting upon the acquisition of goZing. In addition, $2.8 million was released during the six months ended June 30, 2005 through utilization of deferred tax assets directly offsetting income before taxes. The remaining $15.7 million of valuation allowance was released at June 30, 2005 as we determined that it was more likely than not that we would realize such deferred tax assets in the future. This assessment was based upon successive quarters of operating profits and expected future profitability as well as acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions. We continue to believe that these domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2005, we recorded a valuation allowance of $1.5 million against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized.
      Net (Loss) Income. Our net loss for the year ended December 31, 2005 was $66.0 million, compared to net income of $5.7 million for the year ended December 31, 2004. The decrease in net income was primarily the result of the impairment and restructuring charges taken in 2005 of $91.8 million, offset partially by the income tax benefit resulting from the release of our domestic deferred tax asset valuation allowance in 2005 of $15.7 million described above. Net income per common share in 2004 includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net loss available to common stockholders for the year ended December 31, 2004 includes a $28.1 million charge to common stockholders related to our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) liquidation preference, which arose as a result of our initial public offering. Net loss available to common stockholders for the year ended December 31, 2005 was $2.72 for basic and diluted, as compared to $2.70 for basic and diluted for the year ended December 31, 2004, and net income per share of $0.07 and $0.06, respectively, for basic and diluted for the year ended December 31, 2003. Excluding the $28.1 million charge for our Series B Preferred Stock liquidation preference, net income available to common stockholders would have been $3.8 million for the year ended December 31, 2004 and net income per common share would have been $0.42 and $0.39, respectively for basic and diluted.

North American Segment Results
      The following table sets forth the results of our North American operating segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2005	%	2004	%

	($ in thousands)
Net revenues	$64,505	100.0%	$44,428	100.0%
Gross profit	41,634	64.5	33,347	75.1

Operating income	2,108	3.2	7,151	16.1

Interest (expense) income, net	(541)	(0.8)	123	0.3
Related party interest expense, net	—	—	(1,093)	(2.5)
Other income (expense), net	63	0.1	(52)	(0.1)

Income before income taxes	1,630	2.5	6,129	13.8

      Net Revenues. Net revenues for the year ended December 31, 2005 were $64.5 million, compared to $44.4 million for the year ended December 31, 2004, an increase of $20.1 million, or 45.2%. Net revenues increased as a result of the inclusion of two newly acquired businesses in 2005: Rapidata and goZing. In addition, we experienced organic growth in our legacy North American Internet survey solutions business. This increase was seen primarily in the full-service and sample-only solutions and, to a lesser extent, in tracking studies. Furthermore, we experienced a significant increase in demand for European sample in our North American segment, which was sourced predominantly by our European segment.
      Gross Profit. Gross profit for the year ended December 31, 2005 was $41.6 million, compared to $33.3 million for the year ended December 31, 2004, an increase of $8.3 million, or 24.9%. Gross profit for the year ended December 31, 2005 was 64.5% of net revenues, compared to 75.1% for the year ended December 31, 2004. Gross profit as a percentage of revenues declined as a result of a decline in the North American business segment gross profit percentage from 75.1% to 69.9%, excluding inter-segment billings. The net impact of our inter-segment billings with our European segment served to further reduce gross profit by approximately $3.0 million, or 4.7% as a percentage of net revenues in our North American segment and increase gross profit by approximately $3.0 million in our European segment.
      Excluding the impact of inter-segment revenues, the decline in the gross profit in the North American business segment of 5.2% was due to an increase in costs as a percentage of revenue of:

•	incentives paid to panelists of 3.4%;

•	outside sample purchases of 2.6%;

•	survey distribution costs related to goZing of 0.7%;

•	publisher commissions of 0.5% related to the goZing online marketing business; and

•	amortization of internal use software of 0.2%.
      These increased costs as a percentage of revenues were in turn offset by a decrease in costs as a percentage of revenue of:

•	revenue share arrangement expense of 1.3%;

•	direct project labor of 0.7%; and

•	stock based compensation expense of 0.2%.
      The increase in incentives paid as a percentage of revenues was due to an increase in healthcare honoraria paid to medical professionals as well as the shift to more cash incentive payments to panelists versus sweepstakes-based incentives. The increase in outside sample expense as a percentage of revenues was due to further sample needs of our clients which were outside the capacity of our North American panel. The increase in survey distribution costs as a percentage of revenue was due to the use of goZing survey technology which required the use of outside service providers to deliver high volume emails to the goZing panel. The increase in publisher commissions as a percentage of revenues was due to the operation of the goZing online marketing business for a portion of 2005 prior to its wind down.
      The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in use of MSN-sourced survey respondents which require us to pay MSN a fee for each survey taken by an MSN-sourced panelist. The decrease in direct project labor as a percentage of revenues was due primarily to the growth in the Toronto and India labor pools which are lower in labor cost than similar functions based in North America. The decrease in stock based compensation expense as a percentage of revenues was due primarily to the increase in revenues year over year with a slight decline in stock based compensation expense in absolute dollars.
      We expect gross profit to continue to decline as a percentage of revenue in the near term due to moderate pricing pressure and introduction of new costs into cost of goods sold such as fees paid to our affiliates for random Internet sampling performed on the worldwide web. In addition we expect gross profit to remain variable from quarter to quarter as a result of shifts in product mix among full service, sample only, business to business, healthcare and outside sample projects, which project mix remain largely unpredictable.

      Operating Income. Operating income for the year ended December 31, 2005 was $2.1 million, compared to $7.2 million for the prior year, a decrease of $5.1 million or 70.5%. Operating income declined as a result of an increase in gross profit of $8.3 million offset by an increase in:

•	Selling, general and administrative expenses of $9.1 million or 42.2%;

•	Panel acquisition expenses of $0.3 million or 11.9%;

•	Depreciation and amortization expense of $2.6 million or 203.6%;

•	Research and development expense of $1.0 million or 96.4%; and

•	Impairment and restructuring charges of $0.4 million.
      Selling, general and administrative expenses increased primarily as a result of the inclusion of two newly acquired businesses in 2005: Rapidata and goZing. In addition, we experienced an increase in selling general and administrative expense in our legacy Internet survey solutions business segment in North America. Selling expenses, primarily personnel costs and related commissions increased by approximately $1.7 million for the year ended December 31, 2005 as a result of the addition of the selling expenses of Rapidata, and goZing in 2005 as well as the hiring of new sales and sales-support personnel in our legacy Internet survey solutions business in order to better promote our products and services. Personnel costs associated with general and administrative expenses increased approximately $2.2 million for the year ended December 31, 2005 as a result of the inclusion of Rapidata and goZing in 2005, further investment in 2005 in staffing required in finance and administration to operate as a public company, as well as approximately $1.0 million of severance and related CEO transition costs incurred during the third quarter of 2005. Marketing and promotion increased approximately $427,000 for the year ended December 31, 2005 as we increased our spending in direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials as well as developed advertising and marketing programs to promote our new corporate and international capabilities following the acquisition of Rapidata, goZing and Ciao. General and administrative expenses, excluding personnel costs, increased approximately $4.9 million for the year ended December 31, 2005 as a result of the inclusion of Rapidata and goZing in 2005 as well as an increase in public company expenses of approximately $3.4 million; $2.5 million of which was associated with professional services performed in the areas of accounting, audit, tax, legal, valuation services and our first year of Sarbanes-Oxley Section 404 compliance costs; and approximately $0.9 million of which relates to insurance and other public company expenses.
      Panel acquisition expenses increased primarily as a result of the increase in amortization expense associated with the panel assets acquired from Opinion Surveys, Rapidata and goZing of $1.0 million offset by a decrease in panel acquisition costs of acquiring double opted in panelists via the web of $722,000.
      Depreciation and amortization expense increased as a result of the impact of the acquisition of OpinionSurveys, Rapidata and goZing, as well as, significant increases in capital expenditures during 2004 and 2005.
      Research and development expense increased as a result of the increase in the North American research and development staff in 2005 and to a lesser extent to the acquisition of goZing during 2005 which had its own research and development team. The North American research and development team was enhanced with the recruitment of a new Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.
      In addition, the December 2005 rightsizing in North America contributed $372,000 of additional expense in the form of severance and office closing expense.

      We expect Operating income in the North American segment to continue to decline as a percentage of revenues as a result of:

•	The effects of SFAS 123(R), which will be adopted beginning January 1, 2006;

•	An increase in Depreciation and amortization expense in 2006 as a result of the full-year-effect of acquisition-related intangible asset amortization for Rapidata and goZing as well as increasing levels of amortizable capitalized internal use software and depreciable computer equipment;

•	An increase in Research and development expense as a result of the integration and automation initiatives currently underway in Andover, Massachusetts;

•	An increase in Panel acquisition expenses related to the expansion of our North American panels; and,

•	Increasing sales of European sample to our clients, which is sourced from our European segment and charged as inter-segment billings to Cost of revenues to the North American segment.
      Interest expense, net increased primarily due to two factors:

•	The increase in net interest expense associated with borrowings under a credit facility, predominantly used to help finance the Ciao acquisition; and

•	The decrease in net interest income resulting from lower cash balances in interest bearing instruments in 2005 versus 2004 due to our use of the proceeds of our 2004 public offerings in order to acquire Rapidata, goZing and Ciao.
      We expect interest expense to decline in 2006 as a result of payoff of the Commerce Bank Credit Facility in December of 2005.
      Related party interest expense, net decreased as a result of the retirement of our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2 Preferred Stock”), which was redeemed on July 25, 2004 using proceeds from our initial public offering.
      Other income (expense), net increased primarily to the effects of currency translation associated with our operations in India, Europe and Canada.

European Segment Results
      No comparison is presented for our European operating segment as the European operating segment did not exist until April 2005. The following table sets forth the results of our European operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	2005	%

Net revenues	$28,927	100.0%

Operating loss	(83,259)	(287.8)
Loss before income taxes	(83,342)	(288.1)

      Net Revenues. Net revenues for the year ended December 31, 2005 were $28.9 million, including inter-segment revenues of $3.6 million for sale of European sample to our North American segment. Our European segment revenues are measured from April 9, 2005, the first day after the completion of the acquisition of Ciao, through to December 31, 2005. We expect revenues to increase in 2006 as a result of the inclusion of European segment revenues for the full calendar year in 2006. In addition, due to the nature of the European Internet survey solutions market as well as the comparison shopping market we expect revenues to grow organically in 2006 over 2005.
      Operating Loss. Operating loss for the year ended December 31, 2005 was $83.2 million. Included in Operating loss was a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment as well as a $1.5 million pre-tax impairment charge associated with customer relationships, non-competition agreements and panel members of our European segment.
      We expect our Depreciation and amortization expense to increase in 2006 primarily as a result of incurring a full year of such expense, however, the effect of the impairment of certain intangible assets is expected to reduce our 2006 amortization expense by approximately $432,000.
      Excluding the effects of the impairment charges in 2005, we expect Operating income to improve in 2006 as a result of the inclusion of a full year of operating results as well as an increase in organic revenues of the European segment.

Year Ended December 31, 2004 Versus Year Ended December 31, 2003
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2004	%	2003	%

	($ in thousands)
Net revenues	$44,428	100.0%	$25,868	100.0%
Cost of revenues	11,081	24.9	8,884	34.3

Gross profit	33,347	75.1	16,984	65.7

Operating expenses:
Selling, general and administrative	21,454	48.3	12,127	46.9
Panel acquisition expenses	2,448	5.5	1,421	5.5
Depreciation and amortization	1,292	2.9	1,113	4.3
Research and development	1,002	2.3	626	2.4

Total operating expenses	26,196	59.0	15,287	59.1

Operating income	7,151	16.1	1,697	6.6

Other (expense) income:
Interest income (expense), net	123	0.3	(440)	(1.7)
Related party interest expense, net	(1,093)	(2.5)	(55)	(0.2)
Other (expense) income, net	(52)	(0.1)	596	2.3

Total other (expense) income	(1,022)	(2.3)	101	0.4

Income before income taxes	6,129	13.8	1,798	7.0

Provision for income taxes	411	0.9	150	0.6

Net income	$5,718	12.9%	$1,648	6.4%

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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $21.5 million, compared to $12.1 million for the prior year, an increase of $9.4 million or 76.9%. Selling expenses, primarily personnel costs and related commissions, increased by approximately $2.4 million as a result of hiring new sales and sales-support personnel in order to better promote our products and services. Personnel costs associated with general and administrative expenses increased approximately $2.9 million for the year ended December 31, 2004 as a result of hiring senior executives in panel and marketing management, staffing required in finance and administration to operate as a public company and the addition of personnel in panel and administration in our operations in India. Marketing and promotion increased approximately $594,000 for the year ended December 31, 2004 as we increased our spending in direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials. General and administrative expenses, excluding personnel costs, increased approximately $3.5 million for the year ended December 31, 2004 primarily as a result of public company expenses, recruitment fees for personnel additions, office expansion in India, Europe and Canada, insurance costs and other professional fees incurred to support our revenue growth and international expansion. Selling, general and administrative expenses as a percentage of net revenues increased to 48.3% for the year ended December 31, 2004 from 46.9% of the net revenue for the year ended December 31, 2003.
      Panel Acquisition Expenses. Panel acquisition expenses were $2.4 million for the year ended December 31, 2004, compared to $1.4 million for the year ended December 31, 2003, an increase of $1.0 million, or 72.3%. Panel acquisition expenses increased as a result of our continuing efforts to expand and diversify our panel, primarily in Europe and Canada, where we incurred approximately $1.0 million of additional panel acquisition costs for the year ended December 31, 2004. Additionally, the acquisition of the OpinionSurveys.com business in October 2004 added an additional $148,000 of amortization expense during the year. Our panel recruiting through MSN declined significantly during the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily as a result of our continuing efforts to expand the number of our panelist recruiting sources and to find lower cost alternatives to recruiting through MSN. Panel acquisition expenses were 5.5% of net revenues for each of the years ended December 31, 2004, and 2003.
      Depreciation and Amortization Expenses. Depreciation and amortization expenses for the year ended December 31, 2004 were $1.3 million, compared to $1.1 million for the year ended December 31, 2003, an increase of $179,000, or 16.1%. This increase in depreciation and amortization expense occurred as a result of the 2004 capital expenditure plan associated with retooling our infrastructure, as well as the build out of our India facility. Additionally, the acquisition of the OpinionSurveys.com business in October 2004 added an additional $155,000 in amortization expense during the year.
      Interest (Expense) Income, Net. Interest income for the year ended December 31, 2004 was $123,000, compared to interest expense of $440,000 for the year ended December 31, 2003, an increase of $563,000. This increase in net interest income was due primarily to the interest earned on invested proceeds from our initial public offering in July 2004 and our follow-on public offering in December 2004. Additionally, we had lower debt levels outstanding during the 2004 period as compared to 2003.
      Related Party Interest Expense, Net. Related party interest expense for the year ended December 31, 2004 was $1.1 million compared to $55,000 for the year ended December 31, 2003. The increase in the related party interest expense was due to the acceleration of unamortized debt discount associated with our Series C-2 Preferred Stock, which was redeemed on July 25, 2004 using proceeds from our initial public offering.
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
      Provision for Income Taxes. We recorded an income tax provision for the year ended December 31, 2004 of $411,000, compared to $150,000 for the year ended December 31, 2003. Our effective tax rate was 6.7% for the year ended December 31, 2004, compared to 8.3% for the year ended December 31, 2003. The tax provision was primarily related to federal and state taxes that could not be offset by net operating loss carry-forwards. We establish valuation allowances in accordance with the provisions of SFAS 109. At December 31, 2004 and 2003, the valuation allowance fully offset the gross deferred tax asset. Due to our accumulated deficit position as of December 31, 2004 and because of our recent years’ cumulative loss position, we did not believe there was sufficient evidence to release any of our valuation allowance as of December 31, 2004, however, we continued to reassess our need for a valuation allowance during 2005. As a result of this reassessment, we reduced our valuation allowance when we believed we were more likely than not to realize such deferred tax assets.
      Net Income. Our net income for the year ended December 31, 2004 was $5.7 million, compared to $1.6 million for the year ended December 31, 2003. The increase in net income was primarily the result of increased revenues partially offset by increased selling, general and administrative expenses and panel acquisition expenses, and acceleration of the unamortized debt discount on our Series C-2 Preferred Stock as more fully described above. Net income per common share includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net loss available to common stockholders for the year ended December 31, 2004 includes a $28.1 million charge to common stockholders related to our Series B Preferred Stock liquidation preference, which arose as a result of our initial public offering. Net loss available to common stockholders for the year ended December 31, 2004 was $2.70 for basic and diluted, as compared to net income per share of $0.07 and $0.06, respectively, for basic and diluted for the year ended December 31, 2003. Excluding the $28.1 million charge for our Series B Preferred Stock liquidation preference, net income available to common stockholders would have been $3.8 million for the year ended December 31, 2004 and net income per common share would have been $0.42 and $0.39, respectively for basic and diluted.

Liquidity and Capital Resources
      Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with the offering amounting to approximately $0.8 million. At December 31, 2005, we had approximately $20.6 million in cash and cash equivalents on hand, compared to approximately $96.1 million as of December 31, 2004, a decrease of $75.5 million. This decrease is primarily due to the cash utilized to fund our acquisitions in 2005.
      Cash provided by operations for the year ended December 31, 2005 was $23.7 million, compared to $5.3 million for the year ended December 31, 2004. The increase in cash flow from operations in 2005 was primarily attributable to our acquisition of Rapidata, goZing and Ciao in 2005, and the combined profitability of our pre-acquisition legacy business and the acquired businesses, as well as improved working capital management. Cash provided by operations for the year ended December 31, 2004 was $5.3 million, compared to $4.1 million for the year ended December 31, 2003. The increase in cash flow from operations in 2004 was primarily attributed to our increased profitability being partially offset by an increase in working capital requirements of approximately $4.8 million, the majority of which was due to an increase in receivables in 2004 over 2003.
      Cash used by investing activities was $101.7 million for the year ended December 31, 2005 compared to cash used by investing activities of $23.0 million for the year ended December 31, 2004. The increase in cash used by investing activities was primarily due to cash used to purchase Rapidata, goZing and Ciao during 2005. Cash used by investing activities was $23.0 million for the year ended December 31, 2004, compared to cash provided by investing activities of $295,000 for the year ended December 31, 2003. This increase in cash used by investing activities of $23.3 million was due primarily to the net purchases of marketable securities of $17.4 million, our acquisition of OpinionSurveys.com, which accounted for approximately $3.2 million and to our capital expenditure program initiated in 2004, which accounted for approximately $2.1 million over our 2003 capital expenditures.
      Cash provided by financing activities was $2.9 million for the year ended December 31, 2005 compared to cash provided by financing activities of $110.0 million for the year ended December 31, 2004. The decrease in cash provided by financing activities was primarily due to the net proceeds from our initial public offering and our follow-on public offering, which were completed in July 2004 and December 2004, respectively. Cash provided by financing activities was $110.0 million for the year ended December 31, 2004, compared to cash used by financing activities of $2.5 million for the year ended December 31, 2003. The difference was primarily the result of the net proceeds from our initial public offering and our follow-on public offering, which were completed in July 2004 and December 2004, respectively.
      Our working capital at December 31, 2005 was $18.0 million, compared to $115.0 million at December 31, 2004, a decrease of $97 million. The decrease in working capital was primarily due to expenditure of the net proceeds from our initial public offering in July 2004 and our follow-on public offering in December 2004 in connection with the acquisitions of Rapidata, goZing and Ciao during 2005, partially offset by the increase in cash provided by operating activities. Our working capital at December 31, 2004 was $115.0 million, compared to $1.0 million at December 31, 2003, an increase of $114.0 million. The increase in working capital was primarily due to the net proceeds from our initial public offering and our follow-on public offering. Excluding the effect of the increase in cash and marketable securities, working capital increases resulted from increased accounts receivable and prepaid expenses and other current assets. The increase in accounts receivable resulted from our additional revenues and the increase in our days sales outstanding. Although our receivables and corresponding days sales outstanding increased, a significant portion of this increase occurred from business generated in December 2004, which resulted in large accounts receivable balances remaining current as of December 31, 2004. The increase in prepaid expenses and other current assets was due primarily to increased insurance coverage that we obtained to manage the additional risk of operating as a public company, accrued interest receivable from our investments, which resulted from the excess proceeds from our common stock offerings, security deposits on current lease obligations and to increased deferred project costs. These increases in working capital were partially offset by an increase in accounts payable, which resulted from additional expenses incurred attributable to our increased personnel and costs related thereto; and to expanded international operations, including overhead costs.
      Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic net operating loss carry forwards (“NOL(s)”) that we can utilize to offset future taxable income. For the year ended December 31, 2005, the utilization of our domestic NOLs was not impacted by this limitation.
      We maintain an ongoing relationship with Somerset Capital Group Ltd. (“Somerset Capital”), a leasing company, to finance the acquisition of equipment, software and office furniture pursuant to leases, which we have recorded as capital leases. In the event that Somerset Capital declined to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.
      At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
      In the year ended December 31, 2005, we incurred capital expenditures of $6.7 million and $1.1 million related to North America and Europe, respectively, including amounts financed through capital leases. For fiscal 2006, we expect capital expenditures to total approximately $5.0 to $6.0 million and capital lease payments to total approximately $2.0 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. These capital expenditures were funded by a combination of capital leases from Somerset Capital and cash flow from operations. In the future, we expect that these costs will be funded from our cash flow from operations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the year ended December 31, 2005, except for the restructuring and management change commitments as discussed further below. Additionally, due primarily to our recent acquisitions, our external commitments have increased significantly. The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Years Ended December 31,
	Total at
	December 31,						2011 and
	2005	2006	2007	2008	2009	2010	Thereafter

	($ in thousands)
Contractual obligations:
Capital lease obligations	$4,093	$2,061	$1,573	$452	$7	$—	$—
Non-cancelable operating lease obligations	10,451	2,678	2,537	2,419	1,959	574	284
Management change commitments*	754	435	319	—	—	—	—
Restructuring commitments**	347	347	—	—	—	—	—
Other long-term liabilities	113	57	50	6	—	—	—

Total contractual cash obligations	$15,758	$5,578	$4,479	$2,877	$1,966	$574	$284

*	These management change commitments are a result of our recent management change as described in Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

**	The restructuring charge commitments are a result of our recently announced rightsizing plan in North America as described in Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
      Based on our current level of operations and anticipated growth, we believe that our cash generated from operations will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. We believe we are more likely than not to realize our domestic and certain of our foreign deferred tax assets in the future, which could result in future cash savings, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.
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
      We operate primarily in the United States and Europe. However, our business is expanding both in the United States and internationally and as a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rate and Debt Sensitivity
      As of December 31, 2005 and 2004, we had borrowings under capital leases of approximately $4.1 million and $3.1 million, respectively, most of which bear interest at fixed rates. As such, a hypothetical one percentage point increase in interest rates would not have a material impact on our earnings or cash flows. However, should we enter into other debt arrangements which bear interest at floating rates, actual increases or decreases in earnings and cash flows in the future could differ materially from our historical experience based on the timing and amount of both interest rate changes and amounts borrowed by us.
      As of December 31, 2005 and 2004, we had a balance of cash and cash equivalents of $20.6 million and $96.1 million, respectively. If and to the extent that these funds were invested in interest bearing instruments during the entire period, a hypothetical one percentage point increase in the rate of interest payable on these invested funds would not have a material impact on our earnings or cash flows for the year ended December 31, 2005, but would have had a material effect of $960,000 for the year ended December 31, 2004. The change in our exposure to interest rate fluctuations is due to a lower balance of cash and cash equivalents at the end of the 2005 fiscal year as compared to the 2004 fiscal year.
Currency Exchange Rate Sensitivity
      During the year ended December 31, 2005, approximately 28% of our revenues were derived from customers outside of the United States. Prior to our acquisition of Ciao in April 2005 and for the year ended December 31, 2004, the effects of currency rate fluctuations were not material. Since this acquisition, our results of operations were and continue to be affected by fluctuations in foreign currency exchange rates, which could have a material impact on our financial results. Our policy is to hedge the impact of currency rate fluctuations only for large transactions, which could have a material impact on our financial results. Due to the relatively small transaction size and the short duration of our operating cycle, we do not typically utilize hedges as the costs associated with hedging outweigh the potential benefits. However, we will continue to monitor such exposures and utilize hedges such as foreign currency exchange forward contracts should we believe that a particular transaction could have a material impact on our financial results.
      We performed a sensitivity analysis as of December 31, 2005 and 2004. Holding all other variables constant, and assuming a hypothetical 10% adverse change in foreign currency exchange rates, the analysis indicated that such a market movement would affect our pre-tax income by approximately $800,000 at December 31, 2005, and by an immaterial amount at December 31, 2004. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual revenues and expenses denominated in foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Greenfield Online, Inc. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets at December 31, 2005 and 2004	59
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	60
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003	61
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	64
Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Greenfield Online, Inc.
      We have completed an integrated audit of Greenfield Online, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in convertible preferred stock and stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Greenfield Online, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Ciao AG, now known as Ciao GmbH (“Ciao”), a German company, from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Ciao from our audit of internal control over financial reporting. Ciao is a wholly-owned subsidiary whose total assets and total revenues represent approximately 44% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 15, 2006

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$20,623	$96,082
Investments in marketable securities	—	17,400
Accounts receivable trade, net (net of allowances of $1,448 and $429 at December 31, 2005 and 2004, respectively)	18,197	10,537
Prepaid expenses and other current assets	1,613	1,245
Deferred taxes, current	1,932	—

Total current assets	42,365	125,264
Property and equipment, net	9,660	5,611
Other intangible assets, net	20,077	3,647
Goodwill	67,442	—
Deferred taxes, long-term	20,068	—
Security deposits and other long-term assets	1,248	784

Total assets	$160,860	$135,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,264	$2,868
Accrued expenses and other current liabilities	14,576	5,802
Income taxes payable	3,990	90
Current portion of capital lease obligations	2,061	1,253
Deferred revenue	388	225

Total current liabilities	24,279	10,238
Capital lease obligations	2,032	1,877
Other long-term liabilities	56	113

Total liabilities	26,367	12,228

Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,303,088 and 21,001,103 shares issued and outstanding at December 31, 2005 and 2004, respectively	3	2
Additional paid-in capital	288,707	204,635
Accumulated deficit	(144,630)	(78,671)
Unearned stock-based compensation	(1,284)	(2,757)
Accumulated other comprehensive loss	(8,172)	—
Treasury stock, at cost
Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	134,493	123,078

Total liabilities and stockholders’ equity	$160,860	$135,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Net revenues	$89,179	$44,428	$25,868
Cost of revenues	24,327	11,081	8,884

Gross profit	64,852	33,347	16,984

Operating expenses:
Selling, general and administrative	40,682	21,454	12,127
Panel acquisition expenses	3,762	2,448	1,421
Depreciation and amortization	6,965	1,292	1,113
Research and development	2,836	1,002	626
Impairment and restructuring charges	91,758	—	—

Total operating expenses	146,003	26,196	15,287

Operating (loss) income	(81,151)	7,151	1,697

Other (expense) income:
Interest (expense) income, net	(507)	123	(440)
Related party interest expense, net	—	(1,093)	(55)
Other (expense) income, net	(54)	(52)	596

Total other (expense) income	(561)	(1,022)	101

(Loss) income before income taxes	(81,712)	6,129	1,798
(Benefit) provision for income taxes	(15,753)	411	150

Net (loss) income	(65,959)	5,718	1,648
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	(63)
Charge to common stockholders for Series B convertible preferred stock	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	—	(382)	(673)
Income allocable to participating preferred securities	—	(1,564)	(761)

Net (loss) income available to common stockholders	$(65,959)	$(24,282)	$151

Net (loss) income per share available to common stockholders
Basic	$(2.72)	$(2.70)	$0.07

Diluted	$(2.72)	$(2.70)	$0.06

Weighted average shares outstanding:
Basic	24,217	8,985	2,054

Diluted	24,217	8,985	2,347

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Series A		Series C-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2002	40,875	$4	74,627	$7	2,051	$—
Year ended December 31, 2003:
Net income for the year
Issuance of stock options
Exercise of stock options					3
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference
Cumulative dividends on Series B convertible preferred stock
Amortization of unearned stock based compensation

Balance at December 31, 2003	40,875	4	74,627	7	2,054	—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(58)				(5)
Conversion of preferred shares into common at the initial public offering	(40,817)	(4)	(74,627)	(7)	10,422	2
Issuance of shares pursuant to the initial public offering					4,000
Issuance of shares pursuant to the follow-on public offering					4,500
Exercise of stock options					30
Cumulative dividends on Series B convertible preferred stock
Stock option forfeitures
Amortization of unearned stock based compensation

Balance at December 31, 2004	—	—	—	—	21,001	2
Year ended December 31, 2005:
Net loss for the year
Issuance of shares related to Employee Stock Purchase Plan					12	—
Exercise of warrants					17	—
Shares purchased by executive officers of Rapidata.net					32	—
Shares purchased by executive officers of Zing Wireless					196	—
Shares issued in conjunction with acquisition of Ciao					3,947	1
Exercise of stock options					98	—
Stock option forfeitures
Translation adjustments, net of related income tax effects
Comprehensive loss
Adjustment to fees related to stock issuance
Contribution to capital
Tax adjustment for stock based compensation
Amortization of unearned stock based compensation

Balance at December 31, 2005	—	$—	—	$—	25,303	$3

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands)

		Treasury Stock

	Additional	Series A Preferred		Common Stock
	Paid-In
	Capital	Shares	Amount	Shares	Amount

Balance at December 31, 2002	$78,889	—	$—	—	$—
Year ended December 31, 2003:
Net income for the year
Issuance of stock options	4,284
Exercise of stock options	3
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference	(63)
Cumulative dividends on Series B convertible preferred stock	(673)
Amortization of unearned stock based compensation

Balance at December 31, 2003	82,440	—	—	—	—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(38)	58	(56)	5	(75)
Conversion of preferred shares into common at the initial public offering	9	(58)	56	4	(56)
Issuance of shares pursuant to the initial public offering	46,310
Issuance of shares pursuant to the follow-on public offering	76,427
Exercise of stock options	25
Cumulative dividends on Series B convertible preferred stock	(382)
Stock option forfeitures	(156)
Amortization of unearned stock based compensation

Balance at December 31, 2004	204,635	—	—	9	(131)
Year ended December 31, 2005:
Net loss for the year
Issuance of shares related to Employee Stock Purchase Plan	149
Exercise of warrants
Shares purchased by executive officers of Rapidata.net	600
Shares purchased by executive officers of Zing Wireless	3,600
Shares issued in conjunction with acquisition of Ciao	79,697
Exercise of stock options	244
Stock option forfeitures	(601)
Translation adjustments, net of related income tax effects
Comprehensive loss
Adjustment to fees related to stock issuance	155
Contribution to capital	27
Tax adjustment for stock based compensation	201
Amortization of unearned stock based compensation

Balance at December 31, 2005	$288,707	—	$—	9	$(131)

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands)

	Note			Accumulated	Total
	Receivable	Unearned		Other	Stockholders’
	From	Stock Based	Accumulated	Comprehensive	Equity	Comprehensive
	Officer	Compensation	Deficit	Loss	(Deficit)	Income (Loss)

Balance at December 31, 2002	$(133)	$(1,256)	$(86,037)	$—	$(8,526)
Year ended December 31, 2003:
Net income for the year			1,648	—	1,648	$1,648
Issuance of stock options		(4,284)		—	—	—
Exercise of stock options	2			—	5	—
Accretion of discount on Series C-2 redeemable preferred stock liquidation preference				—	(63)	—
Cumulative dividends on Series B convertible preferred stock				—	(673)	—

Comprehensive income						$1,648

Amortization of unearned stock based compensation		1,282			1,282

Balance at December 31, 2003	(131)	(4,258)	(84,389)	—	(6,327)
Year ended December 31, 2004:
Net income for the year			5,718	—	5,718	$5,718
Repossession of shares in payment of note receivable from officer	131			—	(38)	—
Conversion of preferred shares into common at the initial public offering				—	—	—
Issuance of shares pursuant to the initial public offering				—	46,310	—
Issuance of shares pursuant to the follow-on public offering				—	76,427	—
Exercise of stock options				—	25	—
Cumulative dividends on Series B convertible preferred stock				—	(382)	—
Stock option forfeitures		156		—	—	—

Comprehensive income						$5,718

Amortization of unearned stock based compensation		1,345			1,345

Balance at December 31, 2004	—	(2,757)	(78,671)	—	123,078
Year ended December 31, 2005:
Net loss for the year			(65,959)		(65,959)	$(65,959)
Issuance of shares related to Employee Stock Purchase Plan					149	—
Exercise of warrants					—	—
Shares purchased by executive officers of Rapidata.net					600	—
Shares purchased by executive officers of Zing Wireless					3,600	—
Shares issued in conjunction with acquisition of Ciao					79,698	—
Exercise of stock options					244	—
Stock option forfeitures		601				—
Translation adjustments, net of related income tax effects				(8,172)	(8,172)	(8,172)

Comprehensive loss						$(74,131)

Adjustment to fees related to stock issuance					155
Contribution to capital					27
Tax adjustment for stock based compensation					201
Amortization of unearned stock based compensation		872			872

Balance at December 31, 2005	$—	$(1,284)	$(144,630)	$(8,172)	$134,493

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(65,959)	$5,718	$1,648
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(18,392)	—	—
Depreciation and amortization	9,347	1,845	1,398
Amortization of contract asset	—	17	200
Stock based compensation	872	1,345	1,282
Non-cash interest expense	—	1,093	55
Management change costs	1,037	—	—
Restructuring charges	379	—	—
Impairment of goodwill and other intangible assets	91,379	—	—
(Gain) loss on disposal of property and equipment	55	(2)	—
Gain on sale of Custom Research Business	—	—	(600)
Provision for doubtful accounts	575	125	(6)
Changes in assets and liabilities, net:
Accounts receivable	(350)	(6,425)	(2,139)
Deferred project costs	(286)	(23)	(10)
Other current assets	443	(605)	(2)
Security deposits	(242)	(136)	66
Other assets	(35)	(60)	—
Accounts payable	(805)	1,303	576
Accrued expenses and other current liabilities	3,919	1,191	1,589
Payments of management change accrual	(124)	—	—
Payments of restructuring charges	(32)	—	—
Income taxes payable	1,755	56	34
Deferred project revenues	125	(169)	(40)

Net cash provided by operating activities	23,661	5,273	4,051

Cash flows from investing activities:
Purchases of marketable securities	(8,249)	(31,900)	—
Sales of marketable securities	25,649	14,500	—
Proceeds from sale of Custom Research Business	—	—	600
Proceeds from sale of property and equipment	11	32	—
Purchases of businesses, net of cash acquired	(113,645)	(3,189)	—
Additions to property and equipment and intangibles	(5,474)	(2,404)	(305)

Net cash (used in) provided by investing activities	(101,708)	(22,961)	295

Cash flows from financing activities:
Proceeds from borrowings under credit facility	18,848	1,000	—
Repayments under credit facility	(18,848)	(1,000)	(1,216)
(Decrease) increase in other long-term liabilities	(65)	26	(282)
Decrease in book overdraft.	—	—	(31)
Proceeds of options exercised	244	24	2
Proceeds of employee stock purchase plan	151	65	—
Contribution to capital	27	—	—
Proceeds from subscriptions receivable from management	—	—	2
Net proceeds from issuance of common stock in connection with business acquisitions	4,200	—	—
Net proceeds from initial public offering	—	46,310	—
Net proceeds from follow-on public offering	—	76,427	—
Payment of Series C-2 Preferred Stock liquidation preference	—	(2,052)	—
Payment of Series B dividend liquidation preference	—	(9,496)	—
Principal payments under capital lease obligations	(1,622)	(1,257)	(964)

Net cash provided by (used in) financing activities	2,935	110,047	(2,489)

Effect of exchange rate changes	(347)	2	—
Net (decrease) increase in cash and cash equivalents	(75,459)	92,361	1,857
Cash and cash equivalents at beginning of the period	96,082	3,721	1,864

Cash and cash equivalents at end of the period	$20,623	$96,082	$3,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,574	$288	$412
Income taxes	866	356	116
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$2,385	$2,808	$545
Repossession of shares in payment of note receivable from officer	—	169	—
Issuance of Common Stock for business acquisition	79,697	—	—
Cumulative dividends on Series B convertible preferred stock	—	382	673
Accretion of Series C-2 redeemable preferred stock dividends	—	—	63
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

Organization and Basis of Presentation
     Greenfield Online, Inc. was originally incorporated in the State of Connecticut on September 28, 1995. Until May 17, 1999, Andrew S. Greenfield and certain members of his family owned all of our capital stock. On May 17, 1999, our then-existing management and a group of new investors executed a management buyout (the “Management Buyout”), in which approximately 97% of our outstanding common stock was acquired by Greenfield Holdings, LLC (“Greenfield Holdings”), an entity formed for the sole purpose of the Management Buyout. This transaction was accounted for as a leveraged recapitalization, in which the basis of Greenfield Holdings’ investment in us was reflected in our financial statements, giving rise to goodwill and certain other intangible assets, which have been substantially amortized or written off prior to 2002. From 1999 until 2002, we expended significant funds to build the Greenfield Online panel and its Internet-based technology infrastructure.
      In December 2002, our controlling stockholders completed a recapitalization of our capital structure, which included the issuance of new senior equity securities, the issuance of common stock and a reverse split of the previously issued Class A and Class B Common Stock into common stock at a ratio of 0.41987 to 1 (the “Recapitalization”), during which Greenfield Holdings was dissolved. For all periods presented, all share information reflects the 0.41987 reverse split as part of the Recapitalization.
      For information purposes, we refer to the “Predecessor” for the period prior to the Management Buyout (May 17, 1999), the “Successor” for the period subsequent to the Management Buyout.
      The accompanying Consolidated Financial Statements, which include the accounts of Greenfield Online, Inc. and all of its wholly-owned and controlled subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired during 2005 have been included in our Consolidated Financial Statements beginning the day following the date of the acquisition as discussed in Note 7.

Reclassifications
     Certain prior period amounts have been reclassified to conform to current period presentation.

Nature of Business
     We are a leading independent provider of Internet survey solutions to the global marketing research industry and derive approximately 90% of our revenues from Internet data collection products and services, and approximately 10% from our comparison shopping business. We actively manage our Internet panels, which are 100% Internet-based panels of individuals who participate in our surveys.
      Over the past 11 years, we have developed, and through our recent acquisitions we have acquired, proprietary management techniques and technologies that allow us to actively manage our Internet panels. We use these techniques to conduct Internet surveys and seek to refresh and enhance our panel profiles, enabling us to deliver higher-value survey data to our clients. Our automated technology platform allows us to perform a large volume of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
surveys simultaneously, and our global production capabilities provide survey programming, data collection and processing services.
      We target our Internet survey solutions to full service marketing research and consulting firms in the United States and the world’s top marketing research companies. We employ an “outsourcing” business model that allows us to partner with our clients to leverage their global sales forces.

Expansion
     During 2005, we completed three acquisitions as discussed further in Note 7. We acquired Rapidata.net (“Rapidata”) and Zing Wireless, Inc. (“goZing”) primarily to increase our domestic panel size and demographics as well as our customer base, and in the case of Ciao AG, (“Ciao”) to rapidly expand our international operations. In March 2004 we formed Greenfield Online Canada, Ltd., (“Greenfield Canada”), a wholly owned subsidiary incorporated under the laws of Canada. In November 2005, Greenfield Canada entered into a lease for approximately 14,727 square feet of office space in Toronto, Ontario, Canada. We have guaranteed Greenfield Canada’s obligations under this lease.

Reverse Stock Split and Initial Public Offering
     In July 2004, we completed our initial public offering of our common stock. In connection with the initial public offering, we effected a reverse one-for-14 split of our outstanding common stock on July 7, 2004. We received approximately $34.8 million in net proceeds from the offering, after paying underwriters’ commissions of approximately $3.6 million and other expenses incurred in connection with the offering. Upon the completion of the initial public offering, all shares of our Series C-2 Redeemable Non-Voting Preferred Stock, par value $0.0001 (“Series C-2 Preferred Stock”) were redeemed and all outstanding shares of our Series A Convertible Participating Preferred Stock (“Series A Preferred Stock”), Series B Preferred Stock Convertible Participating Preferred Stock (“Series B Preferred Stock”), and Series C-1 Convertible Participating Preferred Stock (“Series C-1 Preferred Stock”) were converted into shares of common stock on a one-for-14 basis.

Follow-on Public Offering
     In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $800,000. The proceeds were utilized to fund the acquisition of Ciao in April 2005 as described in Note 7 below.

Liquidity and Capital Resources
     We have a limited operating history and, until 2003, we had historically sustained net losses and negative cash flows from operations. In 2005, we sustained a net loss of $65.9 million, of which approximately $91.4 million ($90.8 million after tax) was due to the non-cash impairment charge, primarily related to the goodwill and other intangible assets (Note 6) from our recent acquisition of Ciao. In addition, we had an accumulated deficit at December 31, 2005 and 2004. Our prospects are subject to the risks and uncertainties frequently encountered by companies in the relatively new and rapidly evolving markets for Internet products and services. These risks include, but are not limited to: the failure to further develop and extend our Internet survey solutions; the rejection of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Internet-based marketing research by companies in favor of more traditional methods; our inability to maintain and increase our Internet panels; failure to compete effectively for new clients; as well as other risks and uncertainties. In addition, we have recently expanded internationally, which required hiring new personnel and expending additional resources as required for development and integration. Our current financial resources have limitations, and we may require additional capital and further financial flexibility to grow and integrate. In the event we do not successfully implement our business strategy, certain assets may not be recoverable.
Note 2 — Summary of Significant Accounting Policies:
      The following are the significant accounting policies followed by the Company:
      Revenue Recognition. For our Internet survey solutions business, we recognize revenues for services when it is realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Our products are delivered within a short period generally ranging from a few days to eight weeks. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determined and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.
      For our comparison shopping business, we generate revenues from e-commerce commissions and advertising income. The core of this business consists of attracting visitors to our websites, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our websites. In this case, advertising serving software is used to measure the number of page views that the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, i.e. when the contractually agreed number of page views has been reached.
Except as discussed in Note 3 we did not have multiple element transactions during the periods presented.
      Cost of Revenues. Our direct costs associated with generating revenues primarily consist of project personnel, which relates to labor costs associated with a project; panelist incentives, which represent cash and non-cash incentives paid to individuals who complete surveys; data processing, which represents processing of survey data; outside sample, which represent costs incurred to supplement our panel; amortization of internal use software, which relates to amortization of capitalized software costs related to survey production; and other direct costs related to survey production.
      Cash and Cash Equivalents. We consider all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents.
      Investments in Marketable Securities. As of December 31, 2004, we had investments in certain marketable securities with original maturities greater than 90 days, which had interest rates that reset periodically in an auction

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
process. As of December 31, 2004, these securities were classified as current Investments in Marketable Securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Further, our position in these securities was liquidated during the first quarter of 2005. As of December 31, 2005, we did not have any investments in marketable securities, with an original maturity greater than 90 days.
      The table below provides the fair value of Investments in Marketable Securities as available-for-sale securities by type as of December 31, 2004 (in thousands):

	Fair Value	Fair Value
	December 31,	December 31,
Investment Type	2005	2004

U.S. State debt obligations	$—	$14,500
Other debt securities	—	2,900

Fair value	$—	$17,400

      Translation of Foreign Currencies. We established subsidiaries and began operations outside the United States during the year ended December 31, 2003. Except for the subsidiary entities acquired in connection with the acquisition of Ciao on April 6, 2005, the functional currency of our foreign subsidiaries is the U.S. Dollar. All current assets and liabilities of these foreign subsidiaries are translated at the period end (current) exchange rates and components of revenue and expense are translated at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in Other income and expense in the Consolidated Statements of Operations and are considered immaterial for each of the periods presented. Subsequent to April 6, 2005, the functional currency for the entities acquired in the Ciao acquisition is their respective local currency, primarily the Euro. Assets and liabilities are translated at period end (current) exchange rates, and components of revenue and expense are translated at the average exchange rates for the applicable period. These translation adjustments are included in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
      Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In North America and Europe, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the year ended December 31, 2005, no one client accounted for more than 10% of our consolidated net revenues. One Client, GfK-AG (“GfK”), operating through nine separate customers of ours accounted for approximately 10% of our North American segment revenues. Two clients, Google, Inc. (a comparison shopping client) and Taylor Nelson Sofres, Plc (“TNS”), operating through 14 separate customers accounted for approximately 11% and 10% of our European segment revenues, respectively. For the year ended December 31, 2005, our top ten clients accounted for approximately 40% of our consolidated net revenues and were comprised of 89 separate customers. The top ten clients of our North American operating segment accounted for approximately 44% of our North American segment revenues and were comprised of 49 separate customers. The top ten clients of our European operating segment accounted for approximately 51% of our European segment revenues and were comprised of 45 separate customers. GfK accounted for approximately 13% of our consolidated net revenues for the year ended December 31, 2004. For the year ended December 31, 2003 two customers, TNS and GfK, accounted for approximately 13% and 12% of our consolidated net revenues, respectively.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. Accounts receivable allowances were $1.4 million and $429,000 as of December 31, 2005 and 2004, respectively. During each of the years ended December 31, 2005, 2004 and 2003, we recorded provisions for doubtful accounts and customer credits of $1.6 million, $580,000 and $340,000, respectively.
      Property and Equipment. Property and equipment are carried at historical cost, include amounts under capital leases and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives range from: 2 to 4 years for equipment; 7-8 years for furniture and fixtures; the shorter of the estimated useful life of the related asset or the life of the lease for leasehold improvements; 4-5 years for telephone systems; and 4 years for automobiles. Significant improvements are capitalized and repair and maintenance expenditures are expensed as incurred. Gains and losses are recognized upon the sale or disposal of a particular asset.
      Goodwill and Other Intangible Assets. We allocated the cost of acquisitions to the net assets and identifiable intangible assets acquired, based on their fair values at the time of the acquisition, which included “Panel Members”, “Customer Relations”, “Domain Names and Service Marks”, “Non-competition Agreements”, “Affiliate Network”, “Backlog”, and “Software”. These assets are being amortized on a straight-line basis over the estimated useful lives of the related assets as more fully discussed in Note 6.
      Certain of these acquisitions resulted in the allocation of a portion of the purchase price to goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. Our reporting units are our operating segments as these represent the lowest level for which discrete financial information is prepared and reviewed by management. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. We determined that an impairment of goodwill existed in our European operating segment. Therefore, we recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations. (See Note 6 for a discussion of this impairment charge).
      Long-lived Assets. We review other long-lived assets, including property and equipment and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value, which is estimated, primarily using the present value of the estimated future cash flows. We determined that an impairment of certain intangible assets existed. Therefore, we recorded a pre-tax impairment charge of $1.5 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations and relates to customer relationships, non-competition agreements and panel members associated with our European operating segment. (See Note 6 for a discussion of this impairment charge)
      Restructuring. In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include costs related to employee terminations, lease terminations, facility costs or other exit or disposal activity costs.
      Software Costs. We follow the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) to account for the costs of computer software. Costs associated with the development of code and the purchase or license of software from external vendors, including upgrades, which are used to run our Internet survey solutions are capitalized and amortized to cost of revenues over the estimated useful life, typically two years.
      We expense as incurred all costs associated with new product development, whether performed by employees or outside consultants, including reengineering, process mapping, feasibility studies, data conversion, and training incurred solely to extend the useful life of the existing software. In addition, we expense as incurred the costs associated with maintenance of current technologies.
      Income Taxes. Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. In prior periods, a valuation allowance was recorded to reduce the domestic deferred tax asset to an amount, which we expected to realize in the future. We have continually reviewed the adequacy of the valuation allowance and determined that the indications are that it is more likely than not that these benefits will be realized. Consequently, we released our previously recorded and remaining domestic deferred tax valuation allowance of $15.7 million during the three months ended June 30, 2005. During the year ended December 31, 2005, we recorded a valuation allowance of $1.5 million against certain foreign deferred tax assets, which primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.
      Fair Value of Financial Instruments. Our financial instruments primarily consist of cash, short-term securities, accounts receivable, capital lease obligations, accounts payable, accrued expenses, and other short and long-term borrowings. The face value of our debt approximates its fair value and is included in the balance sheet at its face amount net of an applicable discount. The fair value of such debt is estimated based on quoted market prices for the same or similar issues offered to us for debt with the same or similar remaining maturities and terms. Where applicable, discounts are based upon the estimated relative fair value of common stock purchase warrants issued with the debt.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which has been generally one year. In February 2006 we lowered the expiration threshold from one year to six months. In our North American segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment, accrued incentives are recorded net of estimated expirations. For the year ended December 31, 2005, on a consolidated basis, unclaimed incentives represented approximately 17% of total incentives accrued, while unclaimed incentives represented approximately 12% and less than 10% of total incentives accrued for the years ended December 31, 2004 and 2003, respectively. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize. Although we continue to offer prize-based programs, after our acquisition of goZing we began to shift back to cash-based payments for certain projects. Fluctuations in the amount of unclaimed incentives may vary based on the mix of cash-based and prize-based projects, and this variation may affect our results of operations in future periods.
      Panel Acquisition Expenses. Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include payments to third parties who source panelists from their databases and websites. However, panel members obtained as a result of acquisitions of businesses are capitalized and amortized over their estimated useful lives. We included approximately $1.4 million and $148,000 of amortization expense associated with the panel members acquired as a result of the acquisitions of business, which is included in Panel acquisition expenses for the years ended December 31, 2005 and 2004, respectively.
      Research and Development. Research and development costs are expensed as incurred. Such costs primarily include direct costs for salaries, employee benefits and sub-contractors engaged in product development activities.
      Stock-Based Compensation. We account for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for such awards. Under APB No. 25, compensation is determined to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so determined is deferred in stockholders’ equity and then recognized over the service period for the stock option or award.
      In December 2002, the Financial Accounting Standards Board, or FASB issued, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure requirements of SFAS 123 in these Consolidated Financial Statements and provided the information regarding the net income (loss) determined as if we had accounted for our stock options under the fair value method.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires companies to recognize compensation expense using a fair-value based method for costs related to share-

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based payments, including stock options. As permitted by the SEC, the requirements of SFAS 123(R) are effective for our fiscal year beginning January 1, 2006. Upon adoption, we will elect to apply the modified prospective transition method and therefore we will not restate the results of prior periods.
      During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006, and, accordingly, increase our 2005 pro forma expense disclosed below. After the effects of the accelerated vesting, the implementation of SFAS 123(R) is expected to increase our pre-tax expenses by approximately $5.5 million for unvested options as of December 31, 2005, including approximately $1.7 million in 2006. The effect of the acceleration and implementation of SFAS 123(R) are calculated assuming a zero forfeiture and cancellation rate for stock options during their remaining terms as of December 31, 2005. Employee stock option grants in the first quarter of 2006 are expected to impact our 2006 pre-tax expenses by an additional amount of approximately $1.0 million. Therefore the expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $2.5 to $3.5 million in 2006.
      SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net (loss) income available to common stockholders and (loss) income per share if we had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net (loss) income as reported	$(65,959)	$5,718	$1,648
Add: Stock-based employee compensation expense included in net (loss) income as recorded	872	1,345	1,282
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14,039)	(3,415)	(1,421)

Pro forma net (loss) income	(79,126)	3,648	1,509
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	(63)
Charge to common stockholders for Series B convertible preferred stock	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	—	(382)	(673)
Income allocable to participating preferred securities	—	(1,129)	(646)

Pro forma net (loss) income available to common stockholders	$(79,126)	$(25,917)	$127

Net (loss) income per share as reported:
Basic	$(2.72)	$(2.70)	$0.07
Diluted	$(2.72)	$(2.70)	$0.06
Pro forma (loss) income per share:
Basic	$(3.27)	$(2.88)	$0.06
Diluted	$(3.27)	$(2.88)	$0.05
      The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Years Ended December 31,

	2005	2004	2003

Risk-free interest rate	3.98%	3.29%	2.35%
Weighted average expected life (years)	4	5	5
Volatility factor	56%	60%	72%
Forfeiture rates	—	—	—
Expected dividend yield	—	—	—
      We have awarded certain stock option and warrant grants in which the fair value of the underlying stock on the date of grant exceeded the exercise price. As a result, we have previously recorded unearned stock-based compensation, which is being amortized over the vesting period, generally four years. Accordingly, we have amortized $872,000, $1.3 million and $1.3 million of stock-based compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, of the $872,000 of stock based compensation expense, $695,000 was recorded in selling, general and administrative expenses and $177,000 was recorded in cost of revenues. For the year ended December 31, 2004, of the $1.3 million of stock based compensation

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense, $1.1 million was recorded in selling, general and administrative expenses and $204,000 was recorded in cost of revenues. For the year ended December 31, 2003, of the $1.3 million of stock based compensation expense, $1.2 million was recorded in selling, general and administrative expenses and $62,000 was recorded in cost of revenues.
      Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force Abstract 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and SFAS 123, as amended by SFAS 148, using the fair value approach. The compensation costs of these arrangements are amortized to expense over the service period as earned.
      Net (Loss) Income per Share. We report net (loss) income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. For periods prior to our initial public offering (“IPO”) on July 16, 2004, due to the participation features of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock, basic and diluted earnings per share have been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of approximately 2.0 million, 749,000 and 24,000 were excluded from the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 respectively, as they would be anti-dilutive. The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	24,217	8,985	2,054
Dilutive effect of stock option grants	—	—	289
Dilutive effect of warrants	—	—	4

Diluted number of common and potential common shares outstanding	24,217	8,985	2,347

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Some of the more significant assumptions and estimates relate to the determination of accrued expenses, liabilities for panelist incentives and stock-based compensation, certain asset valuations including deferred tax asset valuations, allowance for doubtful accounts and the useful lives of property and equipment and internal use software. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

Recently Issued Accounting Standards
     Share Based Payments. In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and is recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123(R) are effective for our fiscal year beginning January 1, 2006 and will be applicable to all awards granted, modified or cancelled after the effective date. SFAS 123(R) is expected to reduce our pre-tax profitability by approximately $2.5 to $3.5 million in 2006.
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
      Also, in March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the staff position regarding the application of SFAS 123(R). SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and certain Securities and Exchange Commission rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to accounting for share-based payment transactions.
      Accounting Changes and Error Corrections. In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in an accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on our financial position or results of operations.
Note 3 — Sale of Custom Research Business:
      We entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell the assets of our custom research business (the “Custom Research Business”) to Taylor Nelson Sofres Operations, Inc. (“TNSO”), which was completed on January 31, 2002. For the sale, we received approximately $2.0 million at closing and an additional $600,000 during 2003, when certain conditions in the Asset Purchase Agreement were met. The sale of the Custom Research Business comprised the conveyance of 19 full-time employees, all contracts of the Custom Research Business and a sublease of certain office space. Further, we gave up our right to perform custom research for end-user clients for a period of three years.
      Contemporaneously with the execution of the Asset Purchase Agreement, we entered into an Alliance, License and Supply Agreement (the “Alliance Agreement”) with TNSI, an affiliate of TNSO, originally maturing on January 30, 2007. During the term of the Alliance Agreement, TNSI was required to bring substantially all of its U.S.-based custom marketing research and Internet sample requirements business to us, with a contractual minimum of $200,000 per month of qualifying revenue (as defined in the Alliance Agreement) from purchases of sample and other services in the first year, increasing to a minimum of $300,000 per month in the second year, for a total of $5.4 million in guaranteed payments over the first two years. The Alliance Agreement also specified no payments for the first three months’ services in 2002. Since we were required to provide the services, we treated $600,000 of the cash received upon sale of the Custom Research Business as an advance deposit on the first three months of services under the Alliance Agreement. Accordingly, we viewed the total contractual payments for the Alliance Agreement to be approximately $6.0 million. In December 2003, the minimum purchases, as required under the Alliance Agreement, were satisfied by TNSI.
      We determined that the two agreements with TNSO and TNSI constituted a multiple element arrangement in which the stipulated proceeds from the sale, and the stipulated guaranteed payments in the Alliance Agreement, were required to be allocated between the sale transaction and the Alliance Agreement. We obtained an independent valuation of the Custom Research Business sold and the Alliance Agreement. We also compared the pricing in the Alliance Agreement to that of similarly situated customers using the guidance in Emerging Issues Task Force Abstract 00-21 “Revenue Arrangements With Multiple Deliverables”. In determining the most appropriate allocation of fair value, we weighted most significantly the value of our research services sold separately to these customers based upon the fact that our prices for services to third parties are more objective and verifiable than estimating the value of the business disposed of. Accordingly, at the time, we determined that the fair value of the future services amounted to approximately $5.6 million. The $400,000 difference between the contractual amount of $6.0 million and the fair value of the services of $5.6 million was recorded as a contract asset upon sale of the Custom Research Business and the simultaneous signing of the Alliance Agreement. This asset was amortized against revenue during 2002, 2003 and 2004 on a straight-line basis, which is substantially similar to the pattern in which the services were provided. We recorded a pre-tax gain on the sale of the Custom Research Business in the amount of $1.5 million and $600,000 in year ended December 31, 2002 and 2003, respectively, as a result of this transaction, which is included in Other (expense) income in the Consolidated Statements of Operations. The $600,000 gain was recorded in 2003, when the associated contingencies lapsed and the cash was received.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 4 — Prepaid Expenses and Other Current Assets:
      Prepaid expenses and other current assets consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Prepaid maintenance and license contracts	$316	$192
Prepaid expenses	254	157
Prepaid insurance	488	367
Deferred project costs	378	92
Prepaid taxes	136	7
Interest receivable	—	217
Other	41	213

	$1,613	$1,245

Note 5 — Property and Equipment, net:
      Property and equipment, net consisted of the following at December 31, 2005 and 2004 (in thousands):

	Estimated	December 31,
	Useful
	Life-Years	2005	2004

Computer and data processing equipment	2-4	$14,730	$8,498
Leasehold improvements	2-5*	1,838	1,505
Furniture and fixtures	7-8	2,382	1,732
Telephone system	4-5	1,121	606
Automobile(s)	4	99	88

		20,170	12,429
Less: Accumulated depreciation		(10,510)	(6,818)

Property and equipment, net		$9,660	$5,611

*	Lesser of the estimated life of the asset or the life of the underlying lease.
      Depreciation expense amounted to $3.7 million, $1.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively including amounts recorded under capital leases. In the years ended December 31, 2005, 2004 and 2003, we disposed of assets with a net book value of $45,000, $30,000 and none, respectively,

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily computer software and equipment and furniture and fixtures in 2005 and primarily telephone systems in 2004.
      Included in property and equipment above are assets acquired under capital leases, which are summarized below at December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Computer and data processing equipment	$4,717	$5,066
Leasehold improvements	28	30
Furniture and fixtures	1,374	1,232
Telephone system	975	594
Automobile	58	58

	7,152	6,980
Accumulated depreciation	(3,112)	(3,639)

Assets under capital leases, net	$4,040	$3,341

Note 6 — Goodwill and Other Intangible Assets:

Goodwill
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of SFAS 142, we conducted our initial review as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the changes in the carrying value of goodwill by operating segment for the year ended December 31, 2005 (in thousands):

	North America		Europe

Goodwill	Rapidata	goZing	Ciao	Total

Balance as of December 31, 2004	$—	$—	$—	$—
Goodwill associated with acquisitions*	5,050	25,749	135,811	166,610
Goodwill impairment			(89,846)	(89,846)
Foreign currency translation adjustment			(9,322)	(9,322)

Balance as of December 31, 2005	$5,050	$25,749	$36,643	$67,442

*	Goodwill associated with the Rapidata, goZing and Ciao acquisitions has been adjusted by $85,000, $430,000 and $814,000, respectively, since their respective acquisition dates through December 31, 2005 as a result of certain post-closing adjustments of the net assets acquired. The goodwill associated with Rapidata and goZing are included in our North American operating segment, while the Ciao goodwill is included in our European operating segment (see Note 7).

Other Intangible Assets
     Other intangible assets consists of the following at December 31, 2005 and 2004 (in thousands):

		As of December 31, 2005			As of December 31, 2004

	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount

Internal use software	2-3	$3,321	$1,777	$1,544	$2,317	$1,704	$613
Other software acquired	0.42	159	159	—	—	—	—
Panel members*	3-4	6,674	1,558	5,116	2,849	148	2,701
Backlog	0.25	419	419	—	—	—	—
Affiliate network	3	347	87	260	—	—	—
Customer relationships	5	7,015	1,142	5,873	—	—	—
Non-competition agreements	2.75-3	2,371	712	1,659	—	—	—
Domain names and service marks	5-10	6,545	920	5,625	340	7	333

Other intangible assets, net		$26,851	$6,774	$20,077	$5,506	$1,859	$3,647

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.
      We have capitalized costs associated with the development and management of our panelist database and internal use software. During the years ended December 31, 2005, 2004 and 2003 we capitalized to internal use software approximately $1.7 million, $708,000 and $140,000, respectively. During 2005, we made certain business acquisitions and have been integrating the acquired panelist databases and technologies. As part of this on-going integration, we determined that certain database software applications would have limited usage subsequent to the completion of the integration of our panelist databases and processes. Therefore, we have reduced the estimated useful

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lives of these software applications, with a remaining net book value of $1.5 million as of the end of November 2005, to ten months as we believe that we will no longer be using this technology beginning with the fourth quarter of 2006.
      We determined that business conditions in the fourth quarter of 2005 warranted a review of the fair value of our intangible assets. Our revised estimates of future European revenue and cash flow growth rates, and the continued depression of our stock price constituted a “triggering event” requiring an evaluation of the recoverability of our long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
      Evaluations of asset recoverability are performed at the lowest asset or asset group level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. Due to the integrated nature of our panelist database, we conducted our testing of the asset group at both the North American and European reporting entity level, as this is the lowest level for which identifiable cash flows are available, and using the panelist database as our primary asset within the asset group. Accordingly, cash flows were projected over the remaining useful life of the panelist database. These cash flow projections reflect estimated future operating results, considering all relevant circumstances and events, and estimated capital expenditures required to maintain, but not to increase, the service potential of the asset group. The resulting undiscounted future cash flows were less than the carrying value of the European asset group, requiring that the asset group be reduced to fair value. As a result, during the fourth quarter ended December 31, 2005, we recorded a $1.5 million pre-tax impairment charge associated with customer relationships ($1.0 million), non-competition agreements ($395,000) and panel members ($144,000) of our European operating segment. These charges are included in Impairment and restructuring charges in the Consolidated Statements of Operations. The fair value of the asset group was determined by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital.
      Amortization of internal use software amounted to $720,000, $405,000 and $285,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, $665,000 is included in cost of revenues and $55,000 is included in operating expenses in the Consolidated Statements of Operations. Amortization of other intangible assets (excluding internal use software) amounted to $4.9 million, $155,000 and $88,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, $304,000 is included in cost of revenues, $1.4 million is included as panel asset amortization, and $3.2 million is included in operating expenses in the Consolidated Statements of Operations. During 2005, we wrote off internal use software with a net book value of $21,000 and a cost of $665,000 as we no longer use this technology.
      The weighted average remaining life for intangible assets at December 31, 2005 was approximately 3.4 years and amortization expense for the year ended December 31, 2005 was $5.6 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount

2006	$6,136
2007	$5,678
2008	$4,075
2009	$3,230
2010	$722

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Internal use software	$69	$62
Accumulated amortization	(39)	(16)

Assets under capital leases, net	$30	$46

Note 7 — Acquisition of Business:

OpinionSurveys Acquisition
     On October 21, 2004, we completed the purchase of certain assets relating to the OpinionSurveys.com’s Internet-based panel members from The Dohring Company for a total purchase price of $3.2 million in cash. The assets acquired by us include the complete OpinionSurveys.com panel, certain profile information contained in its database, title to the domain names “OpinionSurveys.com” and “OpinionSurvey.com”, as well as certain intellectual property associated with the OpinionSurveys.com panel. As a result of this transaction, we recorded approximately $2.9 million of the purchase price to the OpinionSurveys.com Internet-based panel and related data and approximately $340,000 to intangible assets, including domain names and service marks. The results of operations of OpinionSurveys.com were included in our results beginning October 22, 2004.

Rapidata.net Acquisition
     On January 25, 2005, we completed the acquisition of Rapidata, pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. As of the date of this Annual Report on Form 10-K neither executive is employed by us.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zing Wireless Acquisition
     On February 8, 2005, we completed the acquisition of goZing, pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 the Company released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006 we released $2.0 million from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005 all three executive officers had resigned their positions with us.

Ciao Acquisition
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 10 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow will be released after 12 months if there are less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The information below pertains to the goZing and Ciao acquisitions only. It does not include the OpinionSurveys or Rapidata acquisitions as these are immaterial. We acquired goZing and Ciao primarily to increase our panel size and panel demographics as well as our customer base, and in the case of Ciao, to rapidly expand our international operations. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. Certain components of the purchase price will be recorded and disclosed when such amounts are determinable. We determined the fair values of a significant portion of these assets, which are reflected below (in thousands):

	North America	Europe

	goZing	Ciao
	February 8,	April 6,
	2005	2005

Cash	$833	$1,775
Trade receivables	2,330	5,602
Other current assets	91	647
Property and equipment	276	1,561
Other intangible assets*	4,549	18,194
Deferred tax asset	—	6,060
Goodwill**	25,749	135,811

Total assets acquired	33,828	169,650
Accounts payable	(712)	(535)
Accrued expenses	(1,024)	(1,844)
Current taxes payable	—	(2,032)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(6,103)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$158,095

*	Acquired software previously reported as an intangible asset associated with the Ciao acquisition has been reclassified and included in Property and equipment to conform to our December 31, 2005 Consolidated Financial Statements presentation.

**	Goodwill is not deductible for income tax purposes.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other intangible assets consists of the following at the date of acquisition for goZing and Ciao (in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005

Acquired software	0.42	$159	—	$—
Panel members	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,194

      The actual results of goZing were included in our Consolidated Financial Statements beginning February 9, 2005, and the actual results of Ciao were included in our Consolidated Financial Statements beginning April 7, 2005, the day following the date of each respective acquisition.
      The following table provides the combined pro forma financial information for us as if the goZing and Ciao businesses were acquired at the beginning of each of the periods presented. Opinion Surveys and Rapidata have been excluded from the pro forma presentation as they are not material:

	(Unaudited)	(Unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
(In thousands, except per share data)	2005	2004

Net revenues	$96,973	$78,310

Operating income (loss)*	$(81,366)	$12,212

Net income (loss)**	$(66,696)	$17,786
Less: Charge to Common Stockholders for Series C-2 convertible preferred stock	—	(28,054)

Net loss available to common stockholders**	$(66,696)	$(10,268)

Net loss per share available to common stockholders:
Basic	$(2.64)	$(0.42)

Diluted	$(2.64)	$(0.42)

Weighted average shares outstanding:
Basic	25,256	24,501

Diluted	25,256	24,501

*	Included in pro forma operating income for each of the years ended December 31, 2005 and 2004 is additional amortization of approximately $5.5 million, related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating income was negatively impacted in the year ended December 31, 2005 by approximately $308,000 ($181,000 after tax) or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

**	Pro forma net loss and pro forma net loss available to common stockholders for the year ended December 31, 2004, was reduced by approximately $1.3 million due to an additional pro forma tax benefit primarily associated with the Ciao acquisition.
Note 8 — Accrued Expenses and Other Current Liabilities:
      Accrued expenses and other current liabilities consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Accrued payroll, bonus and commissions	$2,567	$1,439
Panelist incentives	4,419	896
Accrued panel costs	550	1,076
Accrued restructuring costs	347	—
Accrued management change costs	754	—
Non-income tax accruals	1,472	391
Fees associated with the follow-on public offering	—	350
Fees associated with the acquisition of Ciao	126	—
Software license liability	274	269
Customer deposits	—	118
Accrued audit and tax costs	1,175	172
Outside sample accruals	949	330
Other	1,943	761

	$14,576	$5,802

      For the years ended December 31, 2005, 2004 and 2003, we reversed panelist incentives accrual of $1.6 million, $357,000 and $250,000, respectively, to record the expirations of the incentives.
      We have arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incur a fee to MSN for surveys completed and delivered to clients. Fees for first time traffic routed to our website through MSN, which are included in panel acquisition expense, amounted to $14,000, $130,000 and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Such fees for completed surveys, which are included in cost of revenues, amounted to $492,000, $827,000 and $214,000 for the year ended December 31, 2005, 2004 and 2003, respectively. In February 2005, MSN ceased recruiting panels pursuant to this arrangement.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Related Parties:
      During 2003, we paid $83,000 in consulting fees to stockholders of GFOL India in connection with its incorporation. This agreement related primarily to recruiting and training employees.

Notes Receivable from Stockholder
     In May 1999, Hugh O. Davis, one of our executive officers, borrowed $75,013 from us in order to purchase shares of our common stock. In connection with the loan, Mr. Davis executed and delivered to us (i) a promissory note maturing on May 17, 2004 in the principal amount of $75,013, with a compounding annual interest rate of 5.3% and (ii) a pledge agreement under which he pledged as collateral for the loan all of his shares of our stock and any cash or securities received in respect of such securities. In connection with our sale of stock to Greenfield Holdings and other existing stockholders in March 2001, Mr. Davis borrowed an additional $56,285 from us in order to purchase securities from Greenfield Holdings (which securities were later exchanged for shares of our stock in connection with our recapitalization in December 2002). In connection with the second loan, (i) Mr. Davis executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $56,285 with a compounding annual interest rate of 8% and (ii) the pledge agreement was amended to include the additional securities acquired by Mr. Davis as collateral for the loans. Mr. Davis failed to repay the notes on May 17, 2004. We provided Mr. Davis with a notice of default and, on May 23, 2004, we repossessed a portion of the shares pledged as collateral pursuant to the pledge agreement with a value equal to the amounts due under the notes. We recorded interest income associated with these notes receivable of $15,000 and $5,000, for the years ended December 31, 2004 and 2003, respectively.

Related Party Interest Expense
     We had related party interest expense of zero, $1.1 million, and $55,000, respectively, for the years ended December 31, 2005, 2004 and 2003. The $1.1 million in 2004 relates primarily to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, which was redeemed on July 25, 2004 using the proceeds from our initial public offering.
Note 10 — Revolving Credit Facility:
      SVB Credit Facility. We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.9 million at December 31, 2004 based upon an 80% advance rate on eligible accounts receivable. The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, was scheduled to mature on August 22, 2005 and included covenants that required us to achieve certain performance targets each quarter that the SVB Credit Facility was outstanding. Although we had outstanding borrowings during 2004, we did not have an outstanding balance at December 31, 2004. In addition, we incurred interest expense in the amount of $20,000, $95,000 and $122,000 for the years ended December 31, 2005, 2004 and 2003, respectively, associated with the SVB Credit Facility.
      On April 1, 2005, we provided SVB notice of our intention to terminate the SVB Credit Facility. At such time, we had no outstanding borrowings under the SVB Credit Facility. The SVB Credit Facility was terminated on April 5, 2005 and we have paid all amounts due thereunder, including fees and costs associated with the termination,

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of approximately $15,000. The termination of the SVB Credit Facility has not had a material effect on our liquidity or capital resources.
      Commerce Bank Credit Facility. We had a credit facility with Commerce Bank, which we entered into on April 6, 2005. The Credit Agreement with Commerce Bank NA (“Commerce Bank”) provided for a term loan of $10.0 million and a revolving loan of up to $15.0 million (the “Commerce Bank Credit Facility”). The term loan was payable over a 36 month period. The amounts available to be borrowed under the revolving loan were based on eligible accounts receivable (the “Borrowing Base”) as defined in the Commerce Bank Credit Facility. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao as described in Note 7 above and approximately $11.4 million for working capital and general corporate purposes. The Commerce Bank Credit Facility required that monthly payments of principal and interest be made on the term loan, interest only on the revolving loan, and both the term loan and revolving loan were scheduled to mature on April 6, 2008. The initial interest rate on both the term loan and the revolving loan was 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility, we had the option to choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or to have the interest rate be 0.75% above the prime rate. The Commerce Bank Credit Facility was secured by security interests in substantially all of our personal property. Two of our subsidiaries, goZing and Rapidata, guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and have also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility required that as of the last day of each fiscal quarter we must have achieved EBITDA (as such term is defined in the Commerce Bank Credit Facility, which includes EBITDA attributable to Ciao for the period beginning July 1, 2004) for the 12 months then ended of at least $20.0 million. We were also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank.
      On December 20, 2005, we provided Commerce Bank notice of our intention to terminate the Commerce Bank Credit Facility. At such time, we had approximately $14.2 million of outstanding borrowings under the Commerce Bank Credit Facility. The Commerce Bank Credit Facility was terminated on December 29, 2005 and we have paid all amounts due thereunder, including accrued interest of approximately $76,000. The termination of the Commerce Bank Credit Facility is not expected to have a material effect on our liquidity or capital resources. Currently, we do not have any credit facilities available for borrowing.
      Upon entering into the Commerce Bank Credit Facility, we deferred costs associated with entering into the Commerce Bank Credit Facility of approximately $306,000, which were being amortized to interest expense over its term. Through December 28, 2005, we amortized $75,000 to interest expense. Due to the termination of the Commerce Bank Credit Facility on December 29, 2005, we wrote off the remaining unamortized portion of such deferred costs of approximately $231,000 to interest expense. In addition, we incurred interest expense in the amount of $872,000 for the year ended December 31, 2005, associated with the Commerce Bank Credit Facility.
Note 11 — Redeemable or Convertible Preferred Stock:

Series C-2 Redeemable Non-Voting Preferred Stock
     During the Recapitalization described in Note 12, we issued an aggregate of 10,000 shares of Series C-2 Preferred Stock, par value $0.0001 per share, in satisfaction of debt then outstanding of approximately $1.5 million,

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plus accrued interest of $516,000 (“Series C-2 Aggregate Proceeds”) of the existing stockholders. At the date of issuance, we recorded a discount of approximately $1.2 million, which is the difference between the stated value and the estimated fair market value of Series C-2 Preferred Stock and was recorded as a component of additional paid-in capital. The initial carrying value was being accreted to redemption value over the redemption period.
      Commencing on the second anniversary of the Recapitalization, the Series C-2 Preferred Stockholders would be entitled to receive aggregate cumulative dividends at an annual rate of 10.5% on the Series C-2 Aggregate Proceeds. The dividends would be paid when, as and if declared by the board, upon liquidation or redemption, as defined.
      Series C-2 Preferred Stockholders had liquidation rights equal to the Series C-2 Aggregate Proceeds, plus all accrued and unpaid dividends. The Series C-2 Preferred Stock was pari passu with the Series C-1 Preferred Stock with regard to liquidation preference, and senior to all of our other equity securities.
      We could have redeemed the Series C-2 Preferred Stock at any time, in whole or in part, for an amount, prorated according to the number of shares redeemed, equal to the Series C-2 Aggregate Proceeds, plus accrued and unpaid dividends, if any. The Series C-2 Preferred Stock was mandatorily redeemable by us on May 17, 2009, or earlier upon the occurrence of: (i) an initial public offering of our securities of not less than $30 million in aggregate proceeds and a per share offering price greater than $14.00 (“Qualified IPO”) or (ii) our entering into any transaction of merger or consolidation where aggregate cash consideration received by us was in excess of $20 million. In June 2004, our stockholders amended our certificate of incorporation to define a Qualified IPO as an initial public offering of our securities for not less than $30 million in aggregate proceeds where, if consummated following December 31, 2004, the offering price is at least $14.00 per share.
      In accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) our Series C-2 Preferred Stock, which had previously been classified between liabilities and equity in our Consolidated Balance Sheet, was reclassified to “Series C-2 mandatory redeemable preferred stock”. As of December 31, 2005 and December 31, 2004, we did not have any mandatorily redeemable preferred stock. Subsequent to the adoption of SFAS 150 as of July 1, 2003, the accretion related to this instrument, which was previously reported as “accretion of Series C-2 preferred stock dividends” in our Consolidated Statements of Operations, were subsequently accounted for as a component of interest expense. SFAS 150 did not permit reclassification of prior year amounts.
      In July 2004, upon the completion of our initial public offering, the shares of Series C-2 Preferred Stock were redeemed for approximately $2.1 million, resulting in the recording of $1.1 million to related party interest expense, which amounted to the then unamortized discount on the Series C-2 Preferred Stock.

Series B Convertible Preferred Stock
     During the Recapitalization described in Note 12, we issued an aggregate of 30,211,595 shares of Series B Preferred Stock. The Series B Preferred Stock was issued in satisfaction of the then outstanding Greenfield Holdings Promissory Notes of $12.6 million, plus accrued interest of $4.2 million, (the “Series B Aggregate Proceeds”).
      The holders of Series B Preferred Stock were entitled to receive a cumulative dividend at an annual rate of 4% of the Series B Aggregate Proceeds. Dividends were payable upon conversion into shares of our common stock. Dividends were accreted to the carrying value of Series B Preferred Stock. No dividends were paid until the Series C-2 Preferred Stock had been redeemed in full. All Series B Preferred Stock stockholders had liquidation rights equal to

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.2785 per share, plus declared and unpaid dividends. These liquidation rights were junior to both Series C-1 Preferred Stock and Series C-2 Preferred Stock, and senior to all of our other equity securities.
      The Series B Preferred Stock securities contained settlement provisions, which required the holder to receive cash and common stock upon redemption. Each holder of Series B Preferred Stock had the option to convert such holder’s shares of Series B Preferred Stock into shares of our Common Stock at an initial conversion price of $0.2785, subject to equitable adjustments for stock splits, stock dividends, recapitalizations, and the like. Upon conversion, such holder also received it’s per share portion of the Series B Preferred Stock liquidation rights plus all declared and unpaid dividends.
      Immediately following the Recapitalization, we reclassified $8.4 million from additional paid-in-capital to Series B Preferred Stock in order to reflect Series B Preferred Stock at its liquidation preference. In addition, upon issuance of Series B Preferred Stock, we recorded a charge of $3.9 million to income available to common stockholders based upon the difference between the estimated fair value of the Series B Preferred Stock at such time and the liquidation preference amount.
      In July 2004, upon the completion of our initial public offering, the shares of Series B Preferred Stock were redeemed for a combination of cash and common stock. In accordance with Emerging Issues Task Force Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, $28.1 million was recognized as a charge against income available to common stockholders, representing the excess of the fair value of the consideration given to extinguish the Series B Preferred Stock (cash and common stock) over the carrying value (plus accrued and unpaid dividends) of the preferred shares at the date of redemption.
Note 12 — Stockholders’ Equity:

Recapitalization
     On December 27, 2002, our stockholders, who were also the holders of all of our outstanding subordinated indebtedness, completed the Recapitalization. The Recapitalization resulted in the issuance by the Company of three newly created classes of Preferred Stock, an amendment to the rights and preferences of the then outstanding Series A Preferred Stock, the conversion of the then outstanding Class A and Class B Common Stock (“Class A” and “Class B,” respectively) into a single class of common stock, and a combination (reverse-split) of the resulting class of common stock. The newly created classes of Preferred Stock were designated respectively as the Series B Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock and included in the balance sheet at December 31, 2003. Because the Recapitalization was a transaction exclusively among the existing holders of our subordinated debt and equity securities, the transaction is considered to be merely a change in the legal form and in the rights and preferences of our subordinated debt and equity securities. Accordingly, there was no gain or loss recognized from the exchange of the preferred and common equity securities and no gain or loss on the early subordinated debt extinguishment following the guidance of Footnote 1 of Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt.” Instead, the Recapitalization is considered to be a capital transaction between related parties.
      As a result of the Recapitalization, on an aggregate basis, the holders of Series C-1 Preferred Stock, Series B Preferred Stock, Series A Preferred Stock and common stock represented approximately 85% of the our voting interest. These same stockholders also maintained approximately the same voting interest as they held prior to the Recapitalization.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock
     Our Certificate of Incorporation, as amended, authorizes us to issue up to 100,000,000 shares of $0.0001 par value common stock.
      In December 2002, we sold 1,105,753 shares of common stock to certain members of our management and an independent member of the board of directors (the “Restricted Common Stock”). The Restricted Common Stock was sold for par value and, for the members of management, was restricted stock subject to a vesting schedule. The Restricted Common Stock vested 50% upon grant, and the balance over a two-year period, which would accelerate upon certain conditions. The holders of the Restricted Common Stock entered into a voting agreement with us and our largest stockholders which provides that management had the right to vote only its vested stock, and only then for so long as the individual remained employed by us. The major stockholders shared a proxy for each individual’s unvested stock in all circumstances and his vested stock if he left us. Further, we and all holders of the Restricted Common Stock entered into Sale Bonus Agreements, (the “Sale Bonus Agreements”) under which the holders of the Restricted Common Stock would receive a cash bonus in the event of our sale. In the event of a sale, the sales bonus provided for a cash payout of $0.0865 per dollar of net liquidation proceeds above $14 million as long as net liquidation proceeds were approximately $26.7 million. At the date of the Recapitalization, 543,289 Restricted Common Stock shares were subject to restriction and 562,464 vested immediately. The parties to each of the Sale Bonus Agreements agreed to terminate the agreements upon the completion of our initial public offering.
      At the date of Recapitalization, we recorded a deferred compensation charge of approximately $534,000 for unvested Restricted Common Stock and charged to compensation expense $553,000 for the Restricted Common Stock that vested immediately as the estimated fair market value of the underlying Restricted Common Stock shares exceeded the amount paid in by management. As the restricted unvested underlying common stock issued to management was subject to a vesting schedule, the compensation charge was deferred and was amortized on a straight-line basis over the vesting period. Accordingly, we amortized $256,000 and $267,000, respectively for the years ended December 31, 2004 and 2003. There was no unearned stock-based compensation related to Restricted Common Stock as of and subsequent to December 31, 2004.
      During the quarter ended March 31, 2004, we accelerated the vesting of the remaining 25% of the Restricted Common Stock. The acceleration resulted in us recognizing the remaining $256,000 of unamortized stock based compensation cost. The intrinsic value of the unvested Restricted Common Stock at the date of modification was approximately $3.75 million in excess of the intrinsic value measured at the original measurement date. In accordance with Financial Interpretation Number 44 (“FIN 44”), “Accounting for Certain Transactions Involving Common Stock,” a charge for this excess is only recorded in the Consolidated Financial Statements to the extent that management believes the holders of the Restricted Common Stock would terminate employment prior to the original vesting terms. Management did not expect the holders to terminate employment.

Series A Convertible Participating Preferred Stock
     During 2001, we completed the offering of 40,874,511 shares of preferred stock, designated as Series A Preferred Stock, par value $0.0001 per share, for $0.2913 per share for aggregate proceeds of $11.5 Million, net of cash issuance costs of $279,000 and inclusive of the conversion of unsecured 10% subordinated promissory notes, plus accrued interest and the receipt of a note receivable from a stockholder (see Note 9).

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the Recapitalization the original terms of the Series A Preferred Stock were modified. The modifications included (i) a reduction in voting strength from 49.13% to 22.81%, (ii) a 50% reduction in the Series A liquidation rights coupled with a downgrade in seniority, (iii) waiver of all guaranteed dividends and accrued dividends, which may have existed prior to the Recapitalization, (iv) adjustment to the Series A Preferred Stock conversion price and (v) waiver of all protective provisions originally granted to the holders of Series A Preferred Stock. As a result of these modifications, we recorded a charge of $8.4 million to reduce additional paid-in-capital associated with the Series A Preferred Stock to its then correct market value.
      The holders of Series A Preferred Stock were entitled to receive dividends when, as, and if, declared by the Board of Directors and with the Common Stock on an “as-converted” basis. No dividends would be paid until the Series C-2 Preferred Stock was redeemed in full (see Note 11).
      Series A Preferred stockholders had liquidation rights aggregating to $6.0 million plus declared and unpaid dividends. These amounts are to be received upon liquidation and after the deduction of the liquidation rights due to the Series C-2 Preferred Stock, Series C-1 Preferred Stock and Series B Preferred Stock and all amounts due under the Sale Bonus Agreement.
      At the option of the stockholder, each share of Series A Preferred Stock could be converted into common stock at an initial conversion price of $0.2913 per share, subject to adjustments. Upon conversion, declared and unpaid dividends, if any, convert into common stock at a price equal to the fair value of the Common Stock at the time of conversion. In July 2004, upon the completion of our initial public offering, the Series A Preferred Stock was converted into 2,915,559 shares of common stock.

Series C-1 Convertible Participating Preferred Stock
     During the Recapitalization, we issued an aggregate of 74,627,182 shares of Series C-1 Preferred Stock in satisfaction of the then outstanding bridge notes of $4.0 million, plus accrued interest of $557,000, (the “Series C-1 Aggregate Proceeds”) of the existing stockholders.
      Each outstanding share of Series C-1 Preferred Stock was entitled to receive dividends when, as and if declared by the Board of Directors. No dividends would be paid until Series C-2 Preferred Stock has been redeemed in full (see Note 11).
      All Series C-1 Preferred Stock stockholders had liquidation rights equal to $0.1223 per share, plus declared and unpaid dividends. Series C-1 Preferred Stock ranks pari passu with the Series C-2 Preferred Stock with regard to liquidation preference, and senior to all other equity securities of Greenfield and would be entitled to liquidation preference equal to two times its original purchase price plus accrued and unpaid dividends.
      At the option of the stockholder, each share of Series C-1 Preferred Stock could be converted into common stock at an initial conversion price of $0.0612 per share, subject to adjustments. Upon conversion, declared and unpaid dividends, if any, convert into common stock at a price equal to the fair value of the Common Stock at the time of conversion. In July 2004, upon the completion of our initial public offering the Series C-1 Preferred Stock was converted into 5,330,526 shares of common stock.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned Stock-Based Compensation
     We had previously awarded certain stock option and warrant grants in which the fair value of its underlying stock on the date of grant exceeded the exercise price. As a result, we recorded unearned stock-based compensation, which is being amortized over the service period, generally four years. Accordingly, we amortized $872,000, $1.3 million and $1.3 million of stock based compensation expense in the statement of operations for the years ended December 31, 2005, 2004 and 2003, respectively, related to these option grants. Stock-based compensation cost for the year ended December 31, 2003 included compensation cost of $48,000 related to the notes receivable from a stockholder. In connection with options forfeited we wrote off $601,000, $156,000 and none of unearned stock-based compensation as a reduction of additional paid-in capital during the year ended December 31, 2005, 2004 and 2003, respectively.

Warrants
     In August 2001, in connection with establishing the SVB Credit Facility, we issued a warrant to purchase 49,041 shares of Class A at an exercise price of $4.08 per share to the creditor (the “SVB Warrant”). The SVB Warrant was immediately exercisable, expires on August 9, 2006 and contains anti-dilution provisions. In connection with our Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A and Class B and their reverse split, the SVB Warrant was adjusted to be exercisable to purchase 26,857 shares of Common Stock with an exercise price of $7.42 per share. The SVB Warrant was exercised in January 2005, for which 17,059 shares of common stock were issued.

Treasury Stock
     In May 1999, Hugh O. Davis, one of our executive officers, borrowed $75,013 from us in order to purchase shares of our common stock. In connection with the loan, Mr. Davis executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $75,013. In March 2001, Mr. Davis borrowed an additional $56,285 from us in order to purchase shares of our securities from Greenfield Holdings and executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $56,285. Mr. Davis failed to repay the notes on May 17, 2004. We provided Mr. Davis with a notice of default and, on May 23, 2004, we repossessed a portion of the shares pledged as collateral pursuant to the pledge agreements with a value equal to the amounts due under the notes, including interest thereon. The repossession of the shares was recorded as treasury stock, offsetting the note receivable from stockholder.
Note 13 — Stock Options:

1999 Stock Option Plan
     We maintain a stock option plan that enables our key employees, directors and consultants to purchase shares of our common stock (the “1999 Plan”). We granted options to purchase our common stock based upon valuations determined by the Board of Directors, which is generally equal to the fair market value of our common stock on the date of grant. Options under the 1999 Plan generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant.
      On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005,

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan.

2004 Equity Incentive Plan
     Our board of directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”) on April 1, 2004 and our stockholders approved it on April 1, 2004. The 2004 Equity Plan became effective upon the completion of our initial public offering in July 2004. Unless sooner terminated by the board of directors, the 2004 Equity Plan will terminate on March 31, 2014, the day before the tenth anniversary of the date that the plan was adopted by our board of directors. The 2004 Equity Plan provides for the grant of incentive stock options, nonstatutory stock options, stock bonuses, restricted stock awards, and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants. Equity incentives are generally granted at the fair market value on the date of grant and generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire between 7 and 10 years from the date of grant. Options outstanding under the 1999 Plan, which are cancelled or forfeited or become available for re-grant under the 1999 Plan before the expiration of the 1999 Plan, become available for granting under the 2004 Equity Incentive Plan.
      On May 10, 2005, the 2004 Equity Incentive Plan was amended to increase, by 2,500,00 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2005, options to purchase 2,266,455 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 1,224,451 shares of common stock were available for future grants under the 2004 Equity Plan.

2005 Inducement Grants
     Pursuant to an employment agreement between us and our new president and chief executive officer, Albert Angrisani dated September 28, 2005, we agreed to grant Mr. Angrisani non-qualified stock options to purchase 675,000 shares of our common stock (“Inducement Options”) as follows: 300,000 options on October 31, 2005; 187,500 options on November 30, 2005; and 187,500 options on January 3, 2006. The Inducement Options granted on October 31, 2005, November 30, 2005 and January 3, 2006 shall vest ratably over 35, 34, and 33 months, respectively, with the final month of vesting including any fractional share balance. The Inducement Options were granted with exercise prices equal to the closing sale price for our common stock on the date of grant, with a term of seven years. The Inducement Options were granted outside of the terms of any of our existing equity incentive plans and without shareholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999 Stock Option Plan			2004 Equity Incentive Plan

			Weighted			Weighted
			Average			Average
	Number of	Option Price	Price Per	Number of	Option Price	Price Per
	Shares	Range	Share	Shares	Range	Share

Outstanding at December 31, 2002	177,813	$ 0.42-$168.84	$7.36	—	$ —-$ —	$—

Granted	600,486	$ 0.14-$ 2.66	$2.15	—	$ —-$ —	$—
Canceled	(13,572)	$ 0.42-$168.84	$11.09	—	$ —-$ —	$—
Exercised	(3,590)	$ 0.42-$ 10.36	$0.67	—	$ —-$ —	$—

Outstanding at December 31, 2003	761,137	$ 0.14-$168.84	$3.22	—	$ —-$ —	$—

Granted	178,574	$17.64-$ 17.64	$17.64	766,180	$13.00-$20.71	$13.68
Canceled	(19,569)	$ 0.42-$168.84	$3.57	(1,786)	$13.00-$13.00	$13.00
Exercised	(48,083)	$ 0.14-$ 10.36	$0.51	—	$ —-$ —	$—

Outstanding at December 31, 2004	872,059	$ 0.14-$168.84	$6.31	764,394	$13.00-$20.71	$13.68

Granted	—	$ 0.00-$ 0.00	$0.00	1,984,360	$ 4.92-$16.68	$12.47
Canceled	(205,304)	$ 0.42-$168.84	$10.96	(482,299)	$ 9.29-$20.71	$14.62
Exercised	(97,837)	$ 0.42-$ 10.36	$2.49	—	$ —-$ —	$—

Outstanding at December 31, 2005	568,918	$ 0.14-$168.84	$5.40	2,266,455	$ 4.92-$20.71	$12.42

Exercisable at December 31, 2005	376,025	$ 0.14-$168.84	$7.09	1,648,871	$ 7.44-$20.25	$14.11

Available for future option grants at December 31, 2005	23,054			1,224,451

	2005 Inducement Grants

			Weighted
			Average
	Number of	Option Price	Price Per
	Shares	Range	Share

Outstanding at December 31, 2004	—	$ —-$ —	$—

Granted	487,500	$5.02-$5.07	$5.04
Canceled	—	$ —-$ —	$—
Exercised	—	$ —-$ —	$—

Outstanding at December 31, 2005	487,500	$5.02-$5.07	$5.04

Exercisable at December 31, 2005	22,656	$5.02-$5.07	$5.03

Reserved at December 31, 2005*	187,500

*	These options were granted on January 2006.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options granted during the years ended December 31, 2005, 2004 and 2003:

			Weighted	Weighted
			Average	Average
			Exercise	Fair Value
	Number of		Price Per	at Date
	Shares	Option Price Range	Share	of Grant

1999 Stock Option Plan
Year ended December 31, 2003:
Options granted with an exercise price less than market	600,486	$0.14-$2.66	$2.15	$7.89
Year ended December 31, 2004:
Options granted with an exercise price equal to market	17,858	$17.64-$17.64	$17.64	$10.65
Options granted with an exercise price greater than market	160,716	$17.64-$17.64	$17.64	$10.65
2004 Equity Incentive Plan
Year ended December 31, 2004:
Options granted with an exercise price less than market	12,500	$15.70-$15.70	$15.70	$8.29
Options granted with an exercise price equal to market	135,501	$14.71-$20.71	$16.55	$8.50
Options granted with an exercise price greater than market	618,179	$13.00-$17.81	$13.01	$6.83
Year ended December 31, 2005:
Options granted with an exercise price equal to market	1,984,360	$4.92-$16.68	$12.47	$5.80
2005 Inducement Grants
Year ended December 31, 2005:
Options granted with an exercise price equal to market	487,500	$5.02-$5.07	$5.04	$2.65
      Under the 1999 Plan, the weighted average fair value per option at grant date was $10.65 and $7.89, for options granted in the years ended December 31, 2004 and 2003, respectively. Under the 2004 Incentive Equity Plan, the weighted average fair value per option at grant date was $5.80 and $7.81, for options granted in the years ended December 31, 2005 and 2004, respectively. The weighted average fair value per option at the grant date for the 2005 Inducement Grants was $2.65 in the year ended December 31, 2005. The weighted average fair value per option at the grant date for all plans was $5.18, $7.82 and $7.89 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2005 under both the 1999 Plan and the 2004 Equity Incentive Plan:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price

$0.00-$0.70	203,464	4.5 years	$0.31	160,578	$0.36
$0.71-$2.80	270,970	6.4 years	$2.66	120,963	$2.66
$2.81-$5.00	3,000	6.8 years	$4.92	—	$—
$5.01-$7.44	1,073,000	6.8 years	$6.34	70,572	$6.67
$7.45-$13.00	524,714	8.0 years	$12.69	457,714	$12.94
$13.01-$14.99	1,083,416	5.8 years	$14.68	1,073,416	$14.67
$15.00-$20.00	151,619	8.4 years	$17.10	151,619	$17.10
$20.01-$42.00	8,165	6.9 years	$23.79	8,165	$23.79
$42.01-$168.84	4,525	4.2 years	$162.45	4,525	$162.45

Modification of certain option grants.
     On December 28, 2005 we accelerated the vesting of certain of our unvested “out-of-the money” stock options outstanding under our 1999 Amended and Restated Stock Option Plan and our Amended 2004 Equity Incentive Plan, with exercise prices equal to or greater than $13.00 per share. The action was taken to lower future reported compensation expense in 2006 and beyond. Options held by non-employee directors were not subject to this accelerated vesting.
      Options to purchase approximately 1.3 million shares of common stock, representing approximately 5% of the then current shares outstanding, were subject to this acceleration. Of the accelerated options, approximately 236,000, or 18%, are held by executive officers. The number of shares granted and exercise prices of the options subject to the acceleration are unchanged. As a condition of acceleration, and in order to avoid granting any unintended personal benefits, we imposed transfer restrictions on shares of stock received through the exercise of accelerated options (other than shares necessary to pay taxes associated with the exercise), restricting the sale of these shares until the original vesting date of the option.
      The acceleration of these options was undertaken to eliminate future compensation expense that we would otherwise recognize in our Consolidated Statements of Operations with respect to these options once SFAS 123(R), becomes effective for reporting periods beginning January 1, 2006. We obtained the consent from holders of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option. All such holders of incentive stock options consented to the acceleration. The associated future pre-tax expense subject to elimination as a result of the acceleration of the vesting of all these options is estimated to be approximately $8.9 million (of which approximately $1.6 million is attributable to options held by executive officers and approximately $7.3 million is attributable to options held by all other employees).

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Taxes on Income:
      (Loss) income before income taxes and the provision (benefit) for income taxes are comprised of (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

(Loss) income before income taxes:
Domestic	$1,030	$5,855	$1,853
Foreign	(82,742)	274	(55)

	$(81,712)	$6,129	$1,798

Provision (benefit) for income taxes:
Currently payable:
Federal	$496	$185	$74
State	63	209	73
Foreign	2,080	17	3

Total current income tax provision	2,639	411	150

Deferred tax benefit:
Federal	(16,239)	—	—
State	(2,639)	—	—
Foreign	486	—	—

Total deferred income tax benefit	(18,392)	—	—

Total income tax (benefit) provision	$(15,753)	$411	$150

      Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$19,053	$14,108
Stock-based compensation	3,657	3,544
Capitalized panel costs	391	1,102
Intangible assets acquired	(6,064)	—
Foreign exchange	2,942	—
Fixed assets	289	179
Federal and state tax credits	2,281	664
Other deferred tax assets	932	220

Net deferred tax asset	23,481	19,817
Valuation allowance	(1,481)	(19,817)

Total net deferred tax assets	$22,000	$—

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, net operating loss carryforwards (“NOL(s)”) of $47.2 million are available to reduce future income taxes. Of this amount, $30.7 million relates to domestic NOLs and $16.5 million relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. At December 31, 2005, foreign tax credits of approximately $1.5 million are available to reduce future domestic income taxes, and will expire in 2015. The majority of the remaining Federal income tax credits at December 31, 2005 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
      In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that the Company can utilize to offset future taxable income. For the year ended December 31, 2005, the utilization of our domestic NOLs was not impacted by this limitation.
      We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). At December 31, 2004, because we incurred cumulative losses in recent years, management did not believe there was sufficient evidence to indicate that we would more likely than not realize our domestic deferred tax assets. As such, our valuation allowance fully offset the gross deferred tax asset. We continued to reassess our need for a valuation allowance on a quarterly basis and during the year ended December 31, 2005 we fully released the valuation allowance of $19.8 million that had been recorded against our domestic deferred tax asset. Of the total valuation allowance available for release as of January 1, 2005, $1.3 million was released through purchase accounting upon the acquisition of goZing. In addition, $2.8 million was released during the six months ended June 30, 2005 through utilization of deferred tax assets directly offsetting income before taxes. The remaining $15.7 million of valuation allowance was released at June 30, 2005 as we determined that it was more likely than not that we would realize such deferred tax assets in the future. This assessment was based upon successive quarters of operating profits and expected future profitability, acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions. We continue to believe that these domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2005, we recorded a valuation allowance of $1.5 million against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect $1.4 million to be released as a reduction to goodwill generated from the Ciao acquisition. For the year ended December 31, 2005, our effective tax rate was negatively impacted as a result of goodwill impairment charges that are not tax-deductible.
      We are subject to ongoing tax examinations and assessments in various domestic and foreign jurisdictions. Accordingly, we provide for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have not provided for income taxes on cumulative undistributed earnings of subsidiaries outside the United States because of our intention to indefinitely reinvest those earnings. As of December 31, 2005, the total unrecognized deferred tax liability relating to cumulative undistributed earnings of subsidiaries is approximately $900,000.
      The reconciliation of the computed “expected” (benefit) provision (determined by applying the United States Federal statutory income tax rate of 35% and 34% to (loss) income before income taxes) to the actual tax provision is as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Statutory federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	(0.4)	9.6	2.7
Foreign income taxes	(0.1)	—	—
Alternative minimum taxes	—	—	4.1
Deferred compensation and other	—	6.7	1.4
Change in deferred tax asset valuation allowance	22.2	(42.8)	(33.5)
Goodwill impairment	(38.5)	—	—
Rate change	0.4	—	—
Other reconciling items	0.7	(0.8)	(0.4)

Total	19.3%	6.7%	8.3%

Note 15 — Management Change:
      On September 28, 2005, we entered into an Employment Agreement (the “Employment Agreement”) with Albert Angrisani wherein we engaged Mr. Angrisani to be our President and Chief Executive Officer. The Employment Agreement has a three-year term. The Employment Agreement provides, among other things, that Mr. Angrisani is to receive, in addition to salary, bonus and equity compensation, a one-time lump-sum payment of $150,000, payable on January 2, 2006, which has been paid. In the third quarter of 2005, we recorded a charge for $161,000 related to this lump-sum payment, including associated payroll taxes, which is included in Selling, general and administrative expenses in the accompanying statement of operations.
      In addition, on September 28, 2005 we entered into an agreement with Dean A. Wiltse and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter, we recorded an expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 and the remaining liability at December 31, 2005 was $752,000, which is expected to be paid by September 30, 2007.
Note 16 — Restructuring Program:
      In December 2005, we initiated a rightsizing plan pursuant to which we determined to reduce costs in an effort to more closely align our costs with our current revenue outlook in North America. As part of this rightsizing effort we reduced North American staff by 39 positions. This rightsizing plan related to rightsizing our employee base, certain exiting leases, in sourcing certain previously outsourced functions and engaging in actions designed to reduce

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our cost structure and improve profitability. We recorded approximately $379,000 in pre-tax charges for costs and expenses related to this rightsizing plan during the fourth quarter of 2005 in connection with employee severance and other benefit costs, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations. We estimate that we will record additional charges for costs and expenses related to this rightsizing plan in the first two quarters of 2006 in connection with costs associated with the shut down of our San Francisco, California office and the downsizing of our Encino, California office, as well as charges related to employee severance, benefits and other costs. We expect to complete this North American rightsizing plan by the end of the second quarter of 2006. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:
      Activity associated with our restructuring program is comprised of (in thousands):

		Lease	North
	Severance and	Cancellation and	American
	Related Costs	Other Costs	Total

Restructuring activity:
Initial provision	$379	$—	$379
Charges against reserve	(32)	—	(32)

Balance at December 31, 2005	$347	$—	$347

Additional information:
Cumulative amount incurred as of December 31, 2005	$379	$—	$379

Total expected amounts to be incurred*	$455	$446	$901

*	The total expected amounts of $901,000 represents the cumulative amount incurred through December 31, 2005 plus additional expected restructuring charges of $522,000, primarily related to the lease terminations that we have identified to date that have not yet been recognized in the Consolidated Financial Statements, excluding interest accretion on the reserve. We have currently estimated a sub-lease rental component in our lease cancellations and other costs. Both the timing and amount of these estimates are dependent on external factors and may materially differ once such contracts are finalized.
      Severance and related benefit costs are expected to be paid through August 2006, the majority of which we expect to pay in the first quarter of 2006. We are in the process of negotiating alternative office lease arrangements. Termination charges, if any, associated with these cancellations and alternative lease arrangements will be expensed as incurred. In 2006, offices in San Francisco, California and Durham, North Carolina will be closed. The Encino, California office will be downsized or moved to a smaller local facility.
Note 17 — Segment Reporting:
      Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe, as separate markets. Both the North American and European operating segments derive revenues from Internet survey solutions and the European

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segment includes an online comparison shopping business, which is not an operating segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business which could have been reviewed by management. We now believe that it is important to track the results of the comparison shopping business separately. We intend to implement financial systems during 2006 allowing us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our domestic headquarters, with various satellite offices globally. With the acquisition of Ciao, we have now expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. Net revenues by major country are determined based on the country in which the subsidiary is domiciled. We manage our businesses separately in North America and Europe, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on operating profit. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.
      The tables below present information about reported segments for the year ended December 31, 2005 (in thousands). For all prior periods, we managed our business as a domestic business; therefore no information about segment profitability is available for prior periods.

	For the Years Ended December 31,

	2005	2004	2003

Net revenues:
North America	$64,505	$44,428	$25,868
Europe*	28,927	—	—
Elimination of inter-segment revenues	(4,253)	—	—

Total net revenues	$89,179	$44,428	$25,868

Operating (loss) income:
North America	$2,108	$7,151	$1,697
Europe	(83,259)	—	—

Total operating (loss) income	(81,151)	7,151	1,697
Interest expense, net	(507)	(970)	(495)
Currency exchange (loss) gain, net	(54)	(52)	596

(Loss) income before income taxes	$(81,712)	$6,129	$1,798

*	Included in Europe net revenues are net revenues associated with our comparison shopping business of $8.6 million for the year ended December 31, 2005.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North
	America	Europe	Total

Year ended December 31, 2005:
Revenues from external customers	$63,886	$25,293	$89,179
Inter-segment revenues	619	3,634	4,253

Gross segment revenues	$64,505	$28,927	$93,432

	For the Years Ended December 31,

	2005	2004	2003

Included in Segment Operating Profit:
North America:
Depreciation and amortization	$5,799	$1,845	$1,398
Stock-based compensation	872	1,345	1,282
Management change costs	1,037	—	—
Restructuring charge	379	—	—

	$8,087	$3,190	$2,680

Europe:
Depreciation and amortization	$3,548	$—	$—
Impairment charges	91,379	—	—

	$94,927	$—	$—

	As of December 31,

	2005	2004

Total Assets:
North America	$89,895	$135,306
Europe	70,965	—

Total assets	$160,860	$135,306

Long-Lived Assets by Major Country:
United States	$8,098	$5,500
Germany	1,580	—
Other, all foreign	1,526	724

Total long-lived assets*	$11,204	$6,224

*	Long-lived assets include the net book value of “Property and equipment” and “Internal use software”.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North
	America	Europe	Total

Additions to long-lived assets:
Year ended December 31, 2005:
Cash additions	$4,346	$1,128	$5,474
Additions under capital lease obligations	2,385	—	2,385

Total additions to long-lived assets	$6,731	$1,128	$7,859

	For the Years Ended December 31,

	2005	2004	2003

Revenues by Major Country:
United States	$63,886	$44,428	$25,868
Germany	12,447	—	—
United Kingdom	8,286	—	—
Other, all foreign	4,560	—	—

	$89,179	$44,428	$25,868

Note 18 — Commitments and Contingencies:

Lease Commitments and Obligations
     Future minimum annual lease payments under capital leases and noncancelable operating leases are as follows at December 31, 2005 (in thousands):

Fiscal Years Ending December 31,	Capital	Operating

2006	$2,400	$2,678
2007	1,759	2,537
2008	499	2,419
2009	8	1,959
2010	—	574
2011 and thereafter	—	284

Total minimum lease payments	4,666	$10,451

Amount representing interest	(573)

Present value of minimum capital lease payments	$4,093

      At December 31, 2005, $2.0 million, ($1.9 million at December 31, 2004) is included as a “Long-term liability” representing the long-term portion of the present value of minimum capital lease payments, and $2.1 million, ($1.3 million at December 31, 2004) is included in current liabilities representing the current portion of the present value of minimum lease payments. Our capital leases are obtained through Somerset Capital pursuant to separate leasing arrangements.
      Rental expense on operating leases amounted to approximately $2.8 million, $1.6 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Operating leases are primarily derived from rent of office space, certain electronic equipment including computers, copiers, auto leases and telephone systems, which

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally do not renew at the end of the lease term. There are no material restrictions associated with these leases and no restrictions concerning dividends, additional debt or further leasing.

Legal Contingencies
     From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Note 19 — Employee Benefit Plan:
      We sponsor a 401(k) Profit Sharing Plan (the “401(k) Plan”) within the United States. The 401(k) Plan covers employees who are at least 21 years of age and have completed three months of service. To participate in the 401(k) Plan, employees must work for us for at least 1,000 hours each year. The 401(k) Plan was amended during 2003 and currently provides for the option for employee contributions up to statutory limits, of which we match 20% of the employee’s contribution (the “Matching Contributions”). An employee will not be considered vested in the Matching Contributions until he or she shall have completed three years of continuous service. Amounts expensed under the 401(k) Plan were $122,000, $92,000 and $42,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

2004 Employee Stock Purchase Plan
     We adopted the 2004 Stock Purchase Plan (the “Stock Purchase Plan”) on April 1, 2004, which became effective upon the completion of our initial public offering in July 2004, and authorized the issuance of 250,000 shares of common stock pursuant to purchase rights granted to certain of our employees or to employees of any of our subsidiaries that we designate as being eligible to participate.
      Under the Stock Purchase Plan, we will conduct twelve consecutive offerings, each with a maximum duration of six months. The first offering commenced on October 15, 2004 and ended on December 31, 2004. Further offerings have been and will be conducted on each subsequent January 1 and July 1. The final offering under the Stock Purchase Plan will commence on January 1, 2010 and terminate on June 30, 2010.
      Unless otherwise determined by the plan administrator (our board of directors or our authorized committee), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 11,622 shares of common stock had been purchased under the Stock Purchase Plan, and 12,849 shares were purchased in February 2006 in accordance with the Stock Purchase Plan for the offering period of July 1, 2005 through December 31, 2005. As of March 15, 2006, there are 225,529 shares available for issuance pursuant to the Stock Purchase Plan.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Quarterly Financial Data (unaudited):
      Summarized quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Quarter

Fiscal Year Ended December 31, 2005(1)	First	Second	Third	Fourth

Net revenues	$15,251	$26,283	$23,146	$24,499
Cost of revenues	4,425	7,162	6,714	6,026

Gross profit	10,826	19,121	16,432	18,473
Operating expenses	8,281	14,597	15,609	107,516

Operating income (loss)	2,545	4,524	823	(89,043)
Interest income (expense), net	454	(232)	(251)	(478)
Other (expense) income, net	(41)	22	(112)	77

Income (loss) before income taxes	2,958	4,314	460	(89,444)
Provision (benefit) for income taxes	492	(14,812)	(1,091)	(342)

Net Income (loss)	$2,466	$19,126	$1,551	$(89,102)

Net Income (loss) per share — basic and diluted:
Basic	$0.12	$0.76	$0.06	$(3.52)

Diluted	$0.11	$0.75	$0.06	$(3.52)

Weighted average shares outstanding:
Basic	21,174	25,041	25,292	25,303

Diluted	21,972	25,422	25,542	25,303

(1)	The sum of quarterly income (loss) per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

Fiscal Year Ended December 31, 2004(1)	First	Second	Third	Fourth

Net revenues	$8,623	$10,229	$12,015	$13,561
Cost of revenues	2,813	2,180	2,515	3,573

Gross profit	5,810	8,049	9,500	9,988
Operating expenses	5,376	6,103	7,179	7,538

Operating income	434	1,946	2,321	2,450
Interest (expense) income, net	(83)	(87)	(1,017)	217
Other expense, net	(5)	(11)	(10)	(26)

Income before income taxes	346	1,848	1,294	2,641
Provision for income taxes	21	121	51	218

Net Income	325	1,727	1,243	2,423
Less: Charge to common stockholders for Series B convertible preferred stock	—	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	(168)	(168)	(46)	—
Income allocable to participating preferred securities	(131)	(1,302)	(131)	—

Net Income (loss) available to common stockholders	$26	$257	$(26,988)	$2,423

Net Income (loss) per share — basic and diluted:
Basic	$0.01	$0.13	$(1.91)	$0.14

Diluted	$0.01	$0.10	$(1.91)	$0.13

Weighted average shares outstanding:
Basic	2,054	2,052	14,145	17,689

Diluted	3,046	2,693	14,145	18,589

(1)	The sum of quarterly income (loss) per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2005, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Our evaluation did not include the internal control over financial reporting relating to one acquisition in 2005, the purchase of all of the outstanding shares of Ciao AG, now Ciao GmbH (“Ciao”) which was accounted for as a purchase business combination. Total assets and revenues for the Ciao acquisition represent approximately 44% and 28%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2005.
      Based on the above evaluation, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

GREENFIELD ONLINE, INC.	GREENFIELD ONLINE, INC.
/s/ ALBERT ANGRISANI Albert Angrisani, Director, President and Chief Executive Officer	/s/ ROBERT E. BIES Robert E. Bies, Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION
      None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS
      Information regarding directors and executive officers of registrant is presented under the headings “Election of Class II Directors” and “Executive Officers” in our definitive proxy statement for use in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2005, and is incorporated herein by this reference thereto.
      Information regarding the audit committee financial report is presented under the heading “Board Committees and Meetings” in our 2006 Proxy Statement, and is incorporated herein by this reference thereto. Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2006 Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is presented under the headings “Executive Compensation”, in our 2006 Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information regarding security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership Certain Beneficial Owners and Management”, in our 2006 Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions”, in our 2006 Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information regarding principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant” in our 2006 Proxy Statement, and is incorporated herein by this reference thereto.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      a) Exhibits and Financial Statement Schedules

1. Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2. Schedules can be found on Page 114 of this Form 10-K.

3. The Exhibit Index is found on Pages 110 to 112 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

GREENFIELD ONLINE, INC.

/s/ ALBERT ANGRISANI

Albert Angrisani, Director, President
and Chief Executive Officer

/s/ ROBERT E. BIES

Robert E. Bies, Executive Vice President and
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, by the following persons, on behalf of the Registrant, and in the capacities and on March 15, 2006.

/s/ ALBERT ANGRISANI Albert Angrisani, Director, President and Chief Executive Officer	/s/ BURTON J. MANNING Burton J. Manning, Director

/s/ PETER SOBILOFF Peter Sobiloff, Director	/s/ LISE J. BUYER Lise J. Buyer, Director

/s/ JOEL R. MESZNIK Joel R. Mesznik, Director	/s/ JOSEPH A. RIPP Joseph A. Ripp, Director

/s/ CHARLES W. STRYKER Charles W. Stryker, Director

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2	.1†	—	Asset Purchase Agreement, dated August 18, 2004, by and among The Dohring Company, Doug C. Dohring and Greenfield Online, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated October 22, 2004.)
2	.1†	—	Stock Purchase Agreement, dated as of January 25, 2005, among Greenfield Online, Inc., Rapidata.net, Inc. and the shareholders of Rapidata.net, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated January 25, 2005.)
2	.1†	—	Agreement and Plan of Reorganization, dated as of February 8, 2005, among Greenfield Online, Inc., Greenfield Acquisition Sub, Inc. and Zing Wireless, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated February 8, 2005.)
2	.1.1†	—	Share Purchase Agreement, dated as of April 6, 2005, among Greenfield Online, Inc., SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as Buyers, Ciao AG, the shareholders of Ciao AG as Sellers, the representative of the Sellers, and the Company Trustee. (Filed as exhibit 2.1.1 to our Current Report Form 8-K dated April 6, 2005.)
3	.1**	—	Amended and Restated Certificate of Incorporation.
3	.2**	—	Amended and Restated Bylaws.
4	.1**	—	Form of Common Stock Certificate of Greenfield Online, Inc.
4	.2**	—	Amended and Restated Registration Rights Agreement, dated as of December 16, 2002, by and among Greenfield Online, Inc. and the stockholders listed therein.
10	.2**	—	Amended and Restated 1999 Stock Option Plan.
10	.3**	—	2004 Equity Incentive Plan.
10	.4**	—	2004 Employee Stock Purchase Plan.
10	.5**	—	Form of Stock Option Agreement under Amended and Restated 1999 Stock Option Plan.
10	.6**	—	Form of Stock Option Agreement under 2004 Equity Incentive Plan.
10	.7**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Dean A. Wiltse and Greenfield Online, Inc. and an amendment thereto.
10	.8**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Robert E. Bies and Greenfield Online, Inc. and an amendment thereto.
10	.9**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Jonathan A. Flatow and Greenfield Online, Inc. and an amendment thereto.
10	.10**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.11**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Joel R. Mesznik and Greenfield Online, Inc.
10	.12**	—	License Agreement, dated December 22, 1999, by and between Greenfield Consulting Group, Inc. and Greenfield Online, Inc. and an amendment and supplement thereto.
10	.15**	—	Non-Recourse Promissory Note, dated May 17, 1999, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.16**	—	Full Recourse Promissory Note, dated March 9, 2001, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.17**	—	Pledge Agreement, dated May 17, 1999, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.19**	—	Warrant for the purchase of shares of Class A Common Stock, dated August 9, 2001, issued by Greenfield Online, Inc. to Silicon Valley Bank.
10	.21**	—	Lease, dated October 20, 1999, by and between Wilton Campus Properties, LLC and Greenfield Online, Inc.

Exhibit
Number			Exhibit Description

10	.23**	—	Agreement to Lease, dated March 3, 2004, by and between M/s Unitech Business Parks Limited and M/s Greenfield Online PVT. Ltd.
10	.24**	—	Lease Agreement, dated September 15, 1999, by and between Somerset Capital Group Ltd and Greenfield Online, Inc.
10	.26††**	—	Enterprise User License Agreement, dated October 21, 2002, by and between Future Information Research Management, Inc. and Greenfield Online, Inc. and an addendum thereto.
10	.27††**	—	Commercial Agreement, dated November 28, 2001, by and between Microsoft Corporation and Greenfield Online, Inc. and amendments thereto.
10	.28††**	—	Alliance, License and Supply Agreement, dated January 31, 2002, by and between Taylor Nelson Sofres Intersearch Corporation and Greenfield Online, Inc. and amendments thereto.
10	.29**	—	Form of Partnering Agreement of Greenfield Online, Inc.
10	.30**	—	Amended and Restated Employment Agreement, by and between Dean A. Wiltse and Greenfield Online, Inc.
10	.31**	—	Amended and Restated Employment Agreement, by and between Robert E. Bies and Greenfield Online, Inc.
10	.32**	—	Amended and Restated Employment Agreement, by and between Jonathan A. Flatow and Greenfield Online, Inc.
10	.33**	—	Amended and Restated Employment Agreement, by and between Hugh Davis and Greenfield Online, Inc.
10	.34**	—	Employment Agreement, by and between Keith Price and Greenfield Online, Inc.
10	.40††	—	Partner Agreement by and between GfK-ARBOR, LLC and Greenfield Online, Inc., effective November 1, 2004. (Filed as exhibit 10.40 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.41††	—	Partner Agreement by and between GfK-Custom Research, Inc. and Greenfield Online, Inc., effective January 1, 2005. (Filed as exhibit 10.41 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.42†	—	Employment Agreement dated February 8, 2005, by and between Matthew D. Dusig and Greenfield Online, Inc. (Filed as exhibit 10.42 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.43†	—	Employment Agreement dated February 8, 2005, by and between Gregg Lavin and Greenfield Online, Inc. (Filed as exhibit 10.43 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.44†	—	Employment Agreement dated February 8, 2005, by and between Lance Suder and Greenfield Online, Inc. (Filed as exhibit 10.44 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.45†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Matthew D. Dusig. (Filed as exhibit 10.45 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.46†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Gregg Lavin. (Filed as exhibit 10.46 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.47†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Lance Suder. (Filed as exhibit 10.47 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.48†	—	Amendment to Registration Rights Agreement dated as of April 6, 2005. (Filed as exhibit 10.48 to our Current Report on Form 8-K dated April 6, 2005.)
10	.50†	—	Credit agreement dated April 6, 2005 by and between Commerce Bank N.A. and Greenfield Online, Inc. (Filed as exhibit 10.50 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

Exhibit
Number			Exhibit Description

10	.51†	—	Employment Agreement between Ciao AG and Maximillian Ulrich Cartellieri with an effective date of April 6, 2005. (Filed as exhibit 10.51 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.52†	—	Employment Agreement between Ciao AG and Marcus Fredrick Paul with an effective date of April 6, 2005. (Filed as exhibit 10.52 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.53†	—	Employment Agreement between Ciao AG and Gunnar Piening with an effective date of April 6, 2005. (Filed as exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.54†	—	Letter of Engagement between Ciao SAS and Nicolas Metzke, effective August 1, 2005. (Filed as exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.55††	—	Amended and Restated Partner Agreement dated May 11, 2005 by and between OTX Corporation, Zing Wireless, Inc. and Greenfield Online, Inc. (Filed as exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.56†	—	Employment Agreement between Greenfield Online, Inc. and Albert A. Angrisani. (Filed as exhibit 10.56 to our Current Report on Form 8-K dated September 28, 2005.)
10	.57†	—	Separation Letter between Greenfield Online, Inc. and Dean A. Wiltse. (Filed as exhibit 10.57 to our Current Report on Form 8-K dated September 28, 2005.)
10	.58†	—	Amendment No. 1 with an effective date of December 1, 2005, to the Employment Agreement dated September 28, 2005 between Greenfield Online, Inc. and Albert Angrisani. (Filed as exhibit 10.58 to our Current Report on Form 8-K dated December 9, 2005.)
10	.59†	—	Form of Stock Option Grant Notice used in connection with the February 27, 2006 Stock Option grants. (Filed as exhibit 10.59 to our Current Report on Form 8-K dated March 3, 2005.)
10	.60†	—	Amendment No. 1 to Cartellieri Employment Agreement. (Filed as exhibit 10.60 to our Current Report on Form 8-K dated March 3, 2005.)
21.1		—	List of Subsidiaries of Greenfield Online, Inc. (filed herewith).
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (filed herewith).
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		—	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

**	Incorporated by reference to the exhibit of same number filed with our Registration Statement on Form S-1 (File No. 333-114391).

†	Previously filed and incorporated herein by reference.

††	Previously filed and incorporated herein by reference, certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Stockholders of
Greenfield Online, Inc.
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2006 appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 15, 2006

SCHEDULE II
GREENFIELD ONLINE, INC
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End
	of Period	Expenses		Accounts		Deduction		of Period

Year ended December 31, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$153	$575		$376	(1)	$(247	)(2)	$857
Allowance for customer credits (deducted from accounts receivable)	$276	$1,001	(3)			$(686	)(4)	$591
Valuation allowance for deferred tax Asset	$19,817	$—		$84	(5)	$(18,420	)(5)	$1,481
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$90	$125				$(62	)(6)	$153
Allowance for customer credits (deducted from accounts receivable)	$129	$455	(7)			$(308	)(8)	$276
Valuation allowance for deferred tax Asset	$22,703	$—				$(2,886	)(9)	$19,817
Year ended December 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$96	$(6)				$—		$90
Allowance for customer credits (deducted from accounts receivable)	$128	$346	(11)			$(345	)(10)	$129
Valuation allowance for deferred tax Asset	$22,523	$180				$—		$22,703

(1)	The increase in the allowance for doubtful accounts of $376,000, consists of amounts recorded as a result of the acquisitions of goZing $121,000 and Ciao $255,000.

(2)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2005 resulted from write-off’s of $231,000 and currency fluctuations of $16,000.

(3)	The increase in the allowance for customer credits for the year ended December 31, 2005 resulted from volume rebates of $579,000, cash discounts of $338,000, and other customer credits of $84,000, all of which were charged against revenues.

(4)	The decrease in the allowance for customer credits for the year ended December 31, 2005 resulted from customers utilizing volume rebates of $379,000 and cash discounts of $307,000.

(5)	The reduction in the valuation allowance for the year ended December 31, 2005 million resulted from the full release of our domestic valuation allowance of $19.8 million of which $1.3 million was released through purchase accounting and the remaining $18.5 million was recorded as a tax benefit. This benefit was reduced by $0.1 million relating to a valuation allowance increase against certain foreign deferred tax assets.

(6)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2004 resulted from a write-off of $62,000 relating to one customer.

(7)	The increase in the allowance for customer credits for the year ended December 31, 2004 resulted from volume rebates of $226,000 and cash discounts of $229,000, both of which were charged against revenues.

(8)	The decrease in the allowance for customer credits for the year ended December 31, 2004 resulted from customers utilizing discounts associated with volume rebates, of approximately $118,000, and cash discounts of approximately $190,000.

(9)	The reduction in the valuation allowance for the year ended December 31, 2004 resulted from the utilization of deferred tax assets.

(10)	The decrease in the allowance for customer credits for the year ended December 31, 2003 resulted from customers utilizing discounts associated with volume rebates of $127,000, including one large customer, which accounted for approximately $102,000, and cash discounts of approximately $218,000.

(11)	The increase in the allowance for customer credits for the year ended December 31, 2003 resulted from volume rebates of $117,000 and cash discounts of $229,000, both of which were charged against revenues.