Form 10-Q
period 2006-03-31
GREENFIELD ONLINE INC
filed 2006-05-10
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2006, there were 25,338,557 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,767	$20,623
Accounts receivable trade, net (net of allowances of $1,415 and $1,448 at March 31, 2006 and December 31, 2005, respectively)	15,329	18,197
Prepaid expenses and other current assets	1,651	1,613
Deferred taxes, current	1,279	1,932

Total current assets	39,026	42,365
Property and equipment, net	8,905	9,660
Other intangible assets, net	19,041	20,077
Goodwill	68,183	67,442
Deferred taxes, long-term	20,300	20,068
Security deposits and other long-term assets	815	1,248

Total assets	$156,270	$160,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,743	$3,264
Accrued expenses and other current liabilities	13,176	14,576
Income taxes payable	3,633	3,990
Current portion of capital lease obligations	36	2,061
Deferred revenue	188	388

Total current liabilities	19,776	24,279
Capital lease obligations	37	2,032
Other long-term liabilities	30	56

Total liabilities	19,843	26,367

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,329,097 and 25,303,088 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	288,104	288,707
Accumulated deficit	(143,789)	(144,630)
Unearned stock-based compensation	—	(1,284)
Accumulated other comprehensive loss	(7,760)	(8,172)
Treasury stock, at cost
Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	136,427	134,493

Total liabilities and stockholders’ equity	$156,270	$160,860

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$21,532	$15,251
Cost of revenues	5,548	4,425

Gross profit	15,984	10,826

Operating expenses:
Selling, general and administrative	9,535	6,698
Panel acquisition expenses	1,706	454
Depreciation and amortization	2,316	783
Research and development	941	346
Restructuring charges	168	—

Total operating expenses	14,666	8,281

Operating income	1,318	2,545

Other income (expense):
Interest income (expense), net	(167)	454
Other income (expense), net	52	(41)

Total other income (expense)	(115)	413

Income before income taxes	1,203	2,958
Provision for income taxes	362	492

Net income	$841	$2,466

Net income per share available to common stockholders
Basic	$0.03	$0.12

Diluted	$0.03	$0.11

Weighted average shares outstanding:
Basic	25,310	21,174

Diluted	25,505	21,972

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

								Accumulated
			Additional			Unearned		Other	Total
	Common Stock		Paid-In	Treasury Stock		Stock Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity	Income
Balance at December 31, 2005	25,303	$3	$288,707	9	$(131)	$(1,284)	$(144,630)	$(8,172)	$134,493

Three months ended March 31, 2006:
Net income for the period		—		—	—	—	841	—	841	$841
Issuance of shares related to the Employee Stock Purchase Plan	13	—	64	—	—	—	—	—	64	—
Exercise of stock options	13	—	35	—	—	—	—	—	35	—
Adoption of SFAS 123(R)		—	(1,284)	—	—	1,284	—	—	—	—
Translation adjustments, net of related income tax effects		—		—	—	—	—	412	412	412

Comprehensive income										$1,253

Stock-based compensation		—	582	—	—	—	—	—	582

Balance at March 31, 2006	25,329	$3	$288,104	9	$(131)	$ (—)	$(143,789)	$(7,760)	$136,427

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$841	$2,466
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(237)	—
Depreciation and amortization	3,066	1,220
Stock based compensation	582	253
Restructuring charges	168	—
Loss on disposal of property and equipment	24	15
Provision for doubtful accounts	44	50
Changes in assets and liabilities, net:
Accounts receivable	2,968	(1,537)
Deferred project costs	194	(1)
Other current assets	(223)	73
Security deposits	477	68
Other long-term assets	(39)	(319)
Accounts payable	(536)	(107)
Accrued expenses and other current liabilities	(1,337)	124
Payments for management change	(103)	—
Payments for restructuring charges	(243)	—
Income taxes payable	(435)	—
Deferred project revenues	(201)	(42)

Net cash provided by operating activities	5,010	2,263

Cash flows from investing activities:
Purchases of marketable securities	—	(8,250)
Sales of marketable securities	—	24,900
Proceeds from sale of property and equipment	2	—
Purchases of businesses, net of cash acquired	—	(37,053)
Additions to property and equipment and intangibles	(762)	(704)

Net cash used in investing activities	(760)	(21,107)

Cash flows from financing activities:
Decrease in other long-term liabilities	(26)	(22)
Proceeds of options exercised	35	96
Proceeds of employee stock purchase plan	31	—
Net proceeds from issuance of common stock in connection with business acquisitions	—	4,200
Principal payments under capital lease obligations	(4,283)	(320)

Net cash (used in) provided by financing activities	(4,243)	3,954

Effect of exchange rate changes	137	—

Net increase (decrease) in cash and cash equivalents	144	(14,890)
Cash and cash equivalents at beginning of the period	20,623	96,082

Cash and cash equivalents at end of the period	$20,767	$81,192

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$372	$90
Income taxes	1,034	111
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$263	$423
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Reclassifications. Certain prior period amounts have been reclassified to conform to current period presentation.
Note 2 — Summary of Significant Accounting Policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed on March 16, 2006, and have not materially changed, except as updated below.
     Stock-based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $582,000, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. Prior to the adoption of SFAS 123(R), we accounted for share-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method we recognized in our consolidated financial statements, share-based compensation expense related to stock options granted to our employees and directors to the extent the exercise price of such stock options granted prior to our initial public offering was less than the fair value of the underlying stock on the date of grant.
     Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense related to stock options recognized in our consolidated statements of operations for the three months ended March 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the three months ended March 31, 2006. See “Note 10—Stock-Based Compensation.”
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (“FSP123(R)-3”). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We adopted FSP 123(R)-3 and elected to utilize the simplified method to establish the beginning balance of our APIC Pool as it relates to the tax effects of employee share-based compensation. Under the simplified method, we determined that we do not have an opening APIC Pool.
     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which has generally been one year. In February 2006, we lowered the expiration threshold from one year to six months. In our North American Internet survey solutions segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our Ciao Internet survey solutions segment, accrued incentives are recorded net of estimated expirations. On a consolidated basis, expired incentives, which were reversed to the statement of operations, represented approximately 37% and 15% of total incentives accrued for the three months ended March 31, 2006 and 2005, respectively. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize. Although we continue to offer prize-based programs, after our acquisition of goZing we began to shift back to cash-based payments for certain projects. Fluctuations in the amount of unclaimed incentives may vary based on the mix of cash-based and prize-based projects, and this variation may affect our results of operations in future periods.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the three months ended March 31, 2006, no one client accounted for more than 10% of our consolidated net revenues. One client, GfK-AG (“GfK”), operating through five separate customers, accounted for approximately 13% of our North American Internet survey solutions third-party segment revenues. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 9 separate customers, accounted for approximately 10% of our Ciao Internet survey solutions third-party segment revenues. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 30% and 24%, respectively, of our Ciao comparison shopping third-party segment revenues.
     Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. Accounts receivable allowances were $1.4 million as of March 31, 2006 and December 31, 2005. We recorded provisions for doubtful accounts and customer credits of $329,000 for the three months ended March 31, 2006 and $200,000 for the three months ended March 31, 2005.

     Goodwill. We elect to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. No indicators of impairment were identified during the three months ended March 31, 2006.
     Use of Estimates. The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant assumptions and estimates relate to the determination of accrued expenses, liabilities for panelist incentives and stock-based compensation, certain asset valuations including deferred tax asset valuations, allowance for doubtful accounts and the useful lives of property and equipment and internal use software. Future events and their effects cannot be predicted with certainty. Accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.
  Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
Note 3 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Prepaid maintenance and license contracts	$286	$316
Prepaid expenses	524	254
Prepaid insurance	307	488
Deferred project costs	187	378
Prepaid taxes	233	136
Other	114	41

	$1,651	$1,613

Note 4 — Property and Equipment, net:
Property and equipment, net, consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	Estimated
	Useful		March 31,	December 31,
	Life-Years		2006	2005
Computer and data processing equipment	2 – 4		$15,182	$14,730
Leasehold improvements	2 – 5	*	1,827	1,838
Furniture and fixtures	7-8		2,512	2,382
Telephone systems	4-5		1,169	1,121
Automobile(s)	4		42	99

			20,732	20,170
Less: Accumulated depreciation			(11,827)	(10,510)

Property and equipment, net			$8,905	$9,660

*	Lesser of the estimated life of the asset or the term of the underlying lease.
     Depreciation expense amounted to $1.4 million and $584,000 for the three months ended March 31, 2006 and 2005, respectively, including amounts recorded under capital leases.
     In March 2006, we repaid all of our lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease as of March 31, 2006 are the result of the remaining obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005. Included in property and equipment above are assets acquired under capital leases, which are summarized below at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Computer and data processing equipment	$50	$4,717
Leasehold improvements	—	28
Furniture and fixtures	—	1,374
Telephone system	50	975
Automobile	—	58

	100	7,152
Accumulated depreciation	(35)	(3,112)

Assets under capital leases, net	$65	$4,040

Note 5 — Other Intangible Assets:
     Other intangible assets consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

		As of March 31, 2006			As of December 31, 2005
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$3,738	$2,085	$1,653	$3,321	$1,777	$1,544
Other software acquired	0.42	159	159	—	159	159	—
Panel members*	3-4	6,695	2,021	4,674	6,674	1,558	5,116
Backlog	0.25	424	424	—	419	419	—
Affiliate network	3	347	130	217	347	87	260
Customer relationships	5	7,131	1,510	5,621	7,015	1,142	5,873
Non-competition agreements	2.75-3	2,410	928	1,482	2,371	712	1,659
Domain names and service marks	5-10	6,665	1,271	5,394	6,545	920	5,625

Other intangible assets, net		$27,569	$8,528	$19,041	$26,851	$6,774	$20,077

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.
     We capitalize costs associated with the development and management of our panelist database and other internal use software. During the three months ended March 31, 2006 and 2005 we capitalized to internal use software approximately $408,000 and $31,000, respectively.
     Amortization of internal use software amounted to $306,000 and $194,000 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, $278,000 is included in cost of revenues and $28,000 is included in operating expenses in the consolidated statements of operations. For the three months ended March 31, 2005, $194,000 is included in cost of revenues and zero is included in operating expenses in the consolidated statements of operations.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.4 million and $442,000 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, $472,000 is included in panel acquisition expenses, and $900,000 is included in operating expenses in the consolidated statements of operations. For the three months ended March 31, 2005, $242,000 is included in panel acquisition expenses, and $200,000 is included in operating expenses in the consolidated statements of operations. During the three months ended March 31, 2006, we did not make any additions to other intangible assets.
     The weighted average remaining life for intangible assets (including internal use software) at March 31, 2006 was approximately 3.0 years and amortization expense for the three months ended March 31, 2006 was $1.7 million. Estimated amortization expense for each of the five succeeding years for intangible assets (including internal use software) as of March 31, 2006 is as follows (in thousands):

Amount
For the remaining nine months ending December 31, 2006	$4,852
2007	6,123
2008	4,318
2009	2,777
2010	773
2011	52
     Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Internal use software	$—	$69
Accumulated amortization	—	(39)

Assets under capital leases, net	$—	$30

Note 6 — Goodwill:
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We recorded goodwill associated with three acquisitions that we made during 2005. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we conducted our initial review of the fair value of our goodwill as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our Ciao Internet survey solutions business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our Ciao Internet survey solutions business segment as a result of increased competition from new entrants, pricing pressure, and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our Ciao Internet survey solutions business segment. We will continue to test goodwill for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis.
     The following table summarizes the changes in the carrying value of goodwill for the three months ended March 31, 2006 (in thousands):

Goodwill
Balance as of December 31, 2005	$67,442
Foreign currency translation adjustment	741

Balance as of March 31, 2006	$68,183

Note 7 — Acquisition of Businesses:
  Rapidata.net Acquisition
     On January 25, 2005, we completed the acquisition of Rapidata.net, Inc. (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. Currently, neither executive is employed by us.
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
   Ciao Acquisition
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow was released on or about April 6, 2006 as there were less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006.

     The information below pertains to the goZing and Ciao acquisitions only. It does not include the Rapidata acquisition as it is immaterial. We acquired goZing and Ciao primarily to increase our panel size and panel demographics as well as our customer base, and in the case of Ciao, to rapidly expand our international operations. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. Certain components of the purchase price will be recorded and disclosed when such amounts are determinable. We determined the fair values of a significant portion of these assets, which are reflected below (in thousands):

	North America	Europe
	goZing	Ciao
	February 8,	April 6,
	2005	2005
Cash	$833	$1,775
Trade receivables	2,330	5,602
Other current assets	91	647
Property and equipment	276	1,561
Other intangible assets	4,549	18,194
Deferred tax asset	—	6,060
Goodwill *	25,749	135,811

Total assets acquired	33,828	169,650
Accounts payable	(712)	(535)
Accrued expenses	(1,024)	(1,844)
Current taxes payable	—	(2,032)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(6,103)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$158,095

*	Goodwill is not deductible for income tax purposes.
Other intangible assets consisted of the following at the date of acquisition for goZing and Ciao (in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005
Acquired software	0.42	$159	—	$—
Panel members	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,194

     The actual results of goZing and Ciao were included in our consolidated financial statements beginning February 9, 2005, and April 7, 2005, respectively, the day following the date of each respective acquisition.

     The following table provides the combined pro forma financial information for us as if the goZing and Ciao businesses were acquired at the beginning of the period presented. Rapidata has been excluded from the pro forma presentation as it is not material:

Pro Forma
(Unaudited)
Three Months
Ended
March 31,
(In thousands, except per share data)	2005
Net revenues	$23,045

Operating income*	$2,330

Net income	$1,078

Net income per share:
Basic	$0.04

Diluted	$0.04

Weighted average shares outstanding:
Basic	25,206

Diluted	26,004

*	Included in pro forma operating income for the three months ended March 31, 2005 is additional amortization of approximately $1.6 million, related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating income was negatively impacted in the three months ended March 31, 2005 by approximately $308,000 or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.
     The pro forma results for the three months ended March 31, 2005 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisitions. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period or of future results.
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Accrued payroll, bonus and commissions	$2,893	$2,567
Panelist incentives	4,446	4,419
Accrued panel costs	720	550
Accrued restructuring costs	271	347
Accrued management change costs	650	754
Non-income tax accruals	1,231	1,472
Fees associated with the acquisition of Ciao	116	126
Software license liability	213	274
Accrued audit and tax costs	332	1,175
Outside sample accruals	752	949
Other	1,552	1,943

	$13,176	$14,576

     For the three months ended March 31, 2006 and 2005, we reversed a portion of the panelist incentives accrual by the amounts of $776,000 and zero, respectively, to record the expirations of the incentives, which is recorded in cost of revenues in the statement of operations.

     We had arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incurred a fee to MSN for surveys completed and delivered to clients. We did not incur any fees for first time traffic routed to our website through MSN in the current period as we ceased recruiting panelists pursuant to this arrangement in February 2005. Such fees for first time traffic were immaterial in the prior year period. Fees paid to MSN are included in cost of revenues and amounted to $172,000 and $206,000 for the three months ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, our obligation to make payments to MSN for surveys completed by MSN sourced panelists was terminated.
Note 9 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 2.7 million and 18,000 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005 respectively, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,310	21,174
Dilutive effect of stock option grants	195	798

Diluted number of common and potential common shares outstanding	25,505	21,972

Note 10 — Stock-Based Compensation:
     We maintain two types of share-based compensation plans, the 2004 Employee Stock Purchase Plan and two stock option plans, the 1999 stock option plan and the 2004 equity incentive plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 stock option plan or the 2004 equity incentive plan, which is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $582,000 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $206,000 for the three months ended March 31, 2006.
   Unearned Stock-Based Compensation
     We had previously awarded certain stock option and warrant grants in which the fair value of our underlying stock on the date of grant exceeded the exercise price. As a result, we had previously recorded unearned stock-based compensation, which was being amortized over the service period, generally four years. Accordingly, we amortized $253,000 of pre-tax stock based compensation expense in the statement of operations for the three months ended March 31, 2005 related to these option grants. Of the $253,000 of stock based compensation expense, $208,000 was recorded in selling, general and administrative expenses and $45,000 was recorded in cost of revenues. In connection with options forfeited we wrote off $53,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the three months ended March 31, 2005.

     As a result of the adoption of SFAS 123(R), we will no longer be amortizing unearned stock-based compensation separately, as such compensation costs are included in the compensation expense recognized under SFAS 123(R). As of December 31, 2005, we had a remaining balance of $1.3 million in unearned stock-based compensation, which we wrote-off as a reduction of additional paid-in capital at January 1, 2006, the date of adoption of SFAS 123(R).
  2004 Employee Stock Purchase Plan
     We adopted the 2004 Employee Stock Purchase Plan (the “Stock Purchase Plan”) on April 1, 2004, which became effective upon the completion of our initial public offering in July 2004, and authorized the issuance of 250,000 shares of common stock pursuant to purchase rights granted to certain of our employees or to employees of any of our subsidiaries that we designate as being eligible to participate.
     Under the Stock Purchase Plan, we will conduct twelve consecutive offerings, each with a maximum duration of six months. The first offering commenced on October 15, 2004 and ended on December 31, 2004. Further offerings have been and will continue to be conducted beginning on each subsequent January 1 and July 1. The final offering under the Stock Purchase Plan will commence on January 1, 2010 and terminate on June 30, 2010.
     Unless otherwise determined by the plan administrator (our board of directors or our authorized committee), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 11,622 shares of common stock had been purchased under the Stock Purchase Plan, and 12,849 shares were purchased in the first quarter of 2006 in accordance with the Stock Purchase Plan for the offering period of July 1, 2005 through December 31, 2005. As of March 31, 2006, there were 225,529 shares available for issuance pursuant to the Stock Purchase Plan.
     Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $13,000 for the three months ended March 31, 2006, which is included in selling, general and administrative expenses in the consolidated financial statements.
  Stock Options
  1999 Stock Option Plan
     We maintain a stock option plan that enables our key employees, directors and consultants to purchase shares of our common stock (the “1999 Plan”). We granted options to purchase our common stock based upon valuations determined by the Board of Directors, which is generally equal to the fair market value of our common stock on the date of grant. Options under the 1999 Plan generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares.
     On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005, options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of March 31, 2006, options to purchase 521,562 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan.

  2004 Equity Incentive Plan
     Our board of directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”) on April 1, 2004 and our stockholders approved it on April 1, 2004. The 2004 Equity Plan became effective upon the completion of our initial public offering in July 2004. Unless sooner terminated by the board of directors, the 2004 Equity Plan will terminate on March 31, 2014, the day before the tenth anniversary of the date that the plan was adopted by our board of directors. The 2004 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock bonuses, restricted stock awards, and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants. Equity incentives are generally granted at the fair market value on the date of grant and generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire between 7 and 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares. Options outstanding under the 1999 Plan, which are cancelled or forfeited or become available for re-grant under the 1999 Plan before the expiration of the 1999 Plan, become available for granting under the 2004 Equity Incentive Plan.
     On May 10, 2005, the 2004 Equity Plan was amended to increase, by 2,500,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2005, options to purchase 2,266,455 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 1,224,451 shares of common stock were available for future grants under the 2004 Equity Plan. As of March 31, 2006, options to purchase 3,270,314 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 252,788 shares of common stock were available for future grants under the 2004 Equity Plan.
2005 Inducement Options
     Pursuant to an employment agreement between us and our new president and chief executive officer, Albert Angrisani dated September 28, 2005, we agreed to grant Mr. Angrisani non-qualified stock options to purchase 675,000 shares of our common stock (“2005 Inducement Options”) as follows: 300,000 options on October 31, 2005; 187,500 options on November 30, 2005; and 187,500 options on January 3, 2006. The 2005 Inducement Options granted on October 31, 2005, November 30, 2005 and January 3, 2006 shall vest ratably over 35, 34, and 33 months, respectively, with the final month of vesting including any fractional share balance. The 2005 Inducement Options were granted with exercise prices equal to the closing sale price for our common stock on the date of grant, with a term of seven years. The 2005 Inducement Options were granted outside of the terms of any of our existing equity incentive plans and without shareholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).
Stock-Based Compensation and adoption of SFAS 123(R)
     In December 2004, the FASB issued SFAS 123(R) which requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and similar awards. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing compensation expense for our share-based payments based on the fair value of the awards at the grant date. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.
     Upon adoption, we elected to apply the modified prospective transition method and therefore we have not restated the results of prior periods. Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant date fair value estimated in accordance with SFAS 123(R), with forfeitures estimated at the time of grant. Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.
     The fair value of stock options under SFAS 123(R) was determined using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for stock options in our pro forma footnote disclosures required under SFAS 123.
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the three months ended March 31, 2006. Prior periods have not been restated.
     The adoption of SFAS 123(R) resulted in pre-tax share-based compensation expense in the amount of approximately $569,000 related to our stock option plans, including the 2005 Inducement Options, and $13,000 related to our Stock Purchase Plan. This resulted in additional pre-tax share-based compensation expense in the amount of approximately $410,000 over the expense we would have recognized if we had continued to account for share-based compensation under APB 25.
     The following table illustrates the effect that the application of SFAS 123(R) had on our reported amounts for the three months ended March 31, 2006 relative to the amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Under	Effect of
	Previous	SFAS 123(R)	As Reported
	Accounting	Adjustments	SFAS 123(R)
Income from operations	$1,728	$(410)	$1,318
Income before income tax provision	1,613	(410)	1,203
Net income	1,097	(256)	841
Earnings per share:
Basic	$0.04	$(0.01)	$0.03

Diluted	$0.04	$(0.01)	$0.03

Cash flow from operating activities	$5,010	$—	$5,010
Cash flow from financing activities	(4,243)	—	(4,243)
     We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated financial statements for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005 *
Cost of revenues	$57	$45
Research and development expenses	6	—
Selling, general and administrative expenses	519	208

Pre-tax stock-based compensation expense	582	253
Income tax benefit	(206)	—

Net stock based compensation expense	$376	$253

*	Amounts recorded in the prior year period were recorded under APB 25.

     The following table summarizes information concerning our stock option activity for the three months ended March 31, 2006:

	1999 Plan			2004 Equity Plan
			Weighted			Weighted
			Average			Average
	Number of	Option Price	Price Per	Number of	Option Price	Price Per
	Shares	Range	Share	Shares	Range	Share
Outstanding at December 31, 2005	568,918	$0.14-$168.84	$5.40	2,266,455	$4.92-$20.71	$12.42

Granted	—	$0.00-$0.00	$0.00	1,035,000	$6.66-$7.04	$7.04
Canceled, expired	(52)	$0.42-$168.84	$97.59	(28,641)	$13.00-$16.10	$13.54
Forfeited	(32,144)	$2.66-$2.66	$2.66	(2,500)	$9.35-$9.35	$9.35
Exercised *	(15,160)	$0.42-$2.66	$2.65	—	$ —-$ —	$—

Outstanding at March 31, 2006	521,562	$0.14-$168.84	$5.64	3,270,314	$4.92-$20.71	$10.71

Exercisable at March 31, 2006	375,107	$0.14-$168.84	$6.99	1,673,147	$7.44-$20.25	$13.93

Available for future option grants at March 31, 2006	23,054			252,788

*	The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $60,000.

	2005 Inducement Options
				Weighted
				Average
	Number of	Option Price		Price Per
	Shares	Range		Share
Outstanding at December 31, 2005	487,500		$5.02-$5.07	$5.04

Granted	187,500		$5.93-$5.93	$5.93
Canceled, expired	—	$	—-$ —	$—
Forfeited	—	$	—-$ —	$—
Exercised	—	$	—-$ —	$—

Outstanding at March 31, 2006	675,000		$5.02-$5.93	$5.29

Exercisable at March 31, 2006	81,958		$5.02-$5.93	$5.22

Available for future option grants at March 31, 2006	—

     The fair value of shares vested during the three months ended March 31, 2006 was $99,000, $197,000 and $161,000, respectively for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     Cash received from option exercises under all stock-based compensation arrangements for the three months ended March 31, 2006 was approximately $35,000. We did not realize any tax benefit for the tax deductions resulting from option exercises during the three months ended March 31, 2006. We issue newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

     The following table summarizes information regarding stock options granted during the three months ended March 31, 2006:

			Weighted	Weighted
			Average	Average
			Exercise	Fair Value
	Number of		Price Per	at Date
Three months ended March 31, 2006:	Shares	Option Price Range	Share	of Grant
2004 Equity Incentive Plan
Options granted with an exercise price equal to market	1,035,000	$6.66-$7.04	$7.04	$3.43

2005 Inducement Options
Options granted with an exercise price equal to market	187,500	$5.93-$5.93	$5.93	$2.68

Combined
Options granted with an exercise price equal to market	1,222,500	$5.93-$7.04	$6.87	$3.32
     The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2006 under both the 1999 Plan and the 2004 Equity Plan and also includes the 2005 Inducement Options:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	(000’s)		Weighted	(000’s)
	Number of	Remaining	Average	Aggregate	Number of	Average	Aggregate
Range of	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Price	Value
Combined
$0.00-$0.70	203,382	4.2 years	$0.31		174,790	$0.34
$0.71-$2.80	223,726	7.3 years	$2.66		105,863	$2.66
$2.81-$7.04	1,716,000	6.8 years	$6.34		81,958	$5.22
$7.05-$7.44	582,500	6.5 years	$7.44		95,833	$7.44
$7.45-$13.00	506,373	7.9 years	$12.69		446,873	$12.94
$13.01-$14.99	1,071,116	5.4 years	$14.68		1,061,116	$14.68
$15.00-$20.00	151,119	8.1 years	$17.10		151,119	$17.10
$20.01-$42.00	8,165	6.7 years	$23.79		8,165	$23.79
$42.01-$168.84	4,495	3.9 years	$162.41		4,495	$162.41

	4,466,876			$2,831	2,130,212		$1,403

1999 Plan
$0.00-$0.70	203,382	4.2 years	$0.31		174,790	$0.34
$0.71-$2.80	223,726	7.3 years	$2.66		105,863	$2.66
$7.45-$13.00	8,675	4.7 years	$9.84		8,675	$9.84
$15.00-$20.00	78,119	7.6 years	$17.59		78,119	$17.59
$20.01-$42.00	3,165	3.9 years	$29.39		3,165	$29.39
$42.01-$168.84	4,495	3.9 years	$162.41		4,495	$162.41

	521,562			$1,900	375,107		$1,340

2004 Equity Plan
$2.81-$7.04	1,041,000	6.9 years	$7.02		—	$0.00
$7.05-$7.44	582,500	6.5 years	$7.44		95,833	$7.44
$7.45-$13.00	497,698	7.9 years	$12.74		438,198	$13.00
$13.01-$14.99	1,071,116	5.4 years	$14.68		1,061,116	$14.68
$15.00-$20.00	73,000	8.6 years	$16.58		73,000	$16.58
$20.01-$42.00	5,000	8.4 years	$20.25		5,000	$20.25

	3,270,314			$6	1,673,147		$—

2005 Inducement Options
$2.81-$7.04	675,000	6.7 years	$5.29		81,958	$5.22

	675,000			$475	81,958		$63

     The weighted average remaining contractual life on March 31, 2006 for outstanding options was 6.5 years, 6.0 years, 6.5 years and 6.7 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options. The weighted average remaining contractual life on March 31, 2006 for exercisable options was 6.2 years, 5.5 years, 6.3 years and 6.6 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.

     The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
			2005
		2004 Equity	Inducement
	Combined	Plan	Options
Risk-free interest rate	4.61%	4.66%	4.30%
Weighted average expected life (years)	4.60	4.66	4.21
Volatility factor	51.81%	52.00%	50.60%
Expected dividend yield	—	—	—
Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual monthly historical changes in the market value of our stock since our initial public offering on July 16, 2004, and implied volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 34%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.
Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected term – This is the period of time over which the options granted are expected to remain outstanding. We based our expected term using the simplified method under SAB 107, which essentially averages the vesting term and the contractual term of options granted. An increase in the expected term will increase compensation expense.
Dividend yield – We have not and currently do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     As of March 31, 2006, there was approximately $5.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.47 years.
Fair Value Disclosures – Prior to SFAS 123(R) Adoption.
     Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic-value method in accordance with APB No. 25, and related interpretations, and had previously adopted the disclosure-only provisions of SFAS 123, for such awards. Under APB 25, compensation was determined to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise price of the employee stock option or stock award. Compensation so determined was deferred in stockholders’ equity and then recognized over the service period for the stock option or award.
     In December 2002, the Financial Accounting Standards Board, or FASB issued, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amended SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amended the disclosure provisions of SFAS 123 and required prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Prior to the adoption of SFAS 123(R), we adopted the disclosure requirements of SFAS 123 in our consolidated financial statements and provided the information regarding the net income determined as if we had accounted for our stock options under the fair value method.

     The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months
Ended
March 31, 2005
Net income as reported	$2,466
Add: Stock-based employee compensation expense included in net income as recorded	253
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(606)

Pro forma net income	$2,113

Net income per share as reported:
Basic	$0.12
Diluted	$0.11
Pro forma income per share:
Basic	$0.10
Diluted	$0.10
     The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

Three Months
Ended
March 31, 2005
Risk-free interest rate	3.77%
Weighted average expected life (years)	4.0
Volatility factor	52.34%
Expected dividend yield	—
     Stock-based compensation arrangements to non-employees were accounted for in accordance with Emerging Issues Task Force Abstract 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and SFAS 123, as amended by SFAS 148, using the fair value approach. The compensation costs of these arrangements are amortized to expense over the service period as earned.
Note 11 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operation includes an online comparison shopping business, which was not a reportable segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business which could have been reviewed by management. Additionally, prior periods have not been restated because we did not acquire our European segments until April 2005. We now believe that it is important to track the results of the comparison shopping business separately. Therefore, we implemented financial systems during the first quarter of 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We now have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping, which both operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. Net revenues by major country are determined based on the country in which the subsidiary is domiciled. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on operating profit, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses, such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley, directors and officers insurance, board of director fees and investor relations costs. We have reclassified the prior period to conform to the current period’s presentation. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.
     The tables below present information about reported segments for the three months ended March 31, 2006 and 2005 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a domestic business; therefore no information about segment profitability is applicable for prior periods.

	For the Three Months Ended
	March 31,
	2006	2005
Net revenues:
North American Internet survey solutions *	$13,815	$15,251
Ciao Internet survey solutions	5,745	—
Ciao comparison shopping	3,407	—
Elimination of inter-segment revenues	(1,435)	—

Total net revenues	$21,532	$15,251

Operating income:
North American Internet survey solutions	$266	$3,838
Ciao Internet survey solutions	1,217	—
Ciao comparison shopping	1,133	—

Segment operating income	2,616	3,838
Corporate	(1,298)	(1,293)

Total operating income	1,318	2,545
Interest income (expense), net	(167)	454
Currency exchange (loss) gain, net	52	(41)

Income before income taxes	$1,203	$2,958

*	Revenues recorded in our North American Internet survey solutions segment for the three months ended March 31, 2005 include approximately $1.0 million of revenues generated from data sold to our European customers prior to our acquisition of Ciao.

		Ciao
		Internet	Ciao
	North	Survey	Comparison
	America	Solutions	Shopping	Total
Three Months Ended March 31, 2006:
Revenues from external customers	$13,571	$4,554	$3,407	$21,532
Inter-segment revenues	244	1,191	—	1,435

Gross segment revenues	$13,815	$5,745	$3,407	$22,967

	For the Three Months
	Ended March 31,
	2006	2005
Included in Segment Operating Profit:
North American Internet survey solutions:
Depreciation and amortization	$2,024	$1,220
Stock-based compensation	558	253
Restructuring charge	168	—

	$2,750	$1,473

Ciao Internet survey solutions :
Depreciation and amortization	$530	$—
Stock-based compensation	19	—

	$549	$—

Ciao comparison shopping:
Depreciation and amortization	$512	$—
Stock-based compensation	5	—

	$517	$—

     Asset information is not disclosed separately for the Ciao Internet survey solutions segment and the Ciao comparison shopping segment, and this information is not separately identified and internally reported to our chief executive officer.
Note 12 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Income (loss) before income taxes:
Domestic	$(228)	$2,801
Foreign	1,431	157

	$1,203	$2,958

Provision for income taxes:
Currently payable:
Federal	$77	$63
State	87	419
Foreign	435	10

Total current income tax provision	599	492

Deferred income tax provision (benefit):
Federal	(349)	—
State	67	—
Foreign	45	—

Total deferred income tax benefit	(237)	—

Total income tax provision	$362	$492

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$18,858	$19,053
Stock-based compensation	3,842	3,657
Capitalized panel costs	445	391
Intangible assets acquired	(5,830)	(6,064)
Foreign exchange	2,273	2,942
Fixed assets	553	289
Federal and state tax credits	2,138	2,281
Other deferred tax assets	784	932

Net deferred tax asset	23,063	23,481
Valuation allowance	(1,484)	(1,481)

Total net deferred tax assets	$21,579	$22,000

     At March 31, 2006 and December 31, 2005, net operating loss carryforwards (“NOLs”) of $46.5 million and $47.2 million, respectively, are available to reduce future income taxes. Of these amounts, $30.8 million ($30.7 million at December 31, 2005) relates to domestic NOLs and $15.7 million ($16.5 million at December 31, 2005) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. At both March 31, 2006 and December 31, 2005, foreign tax credits of approximately $1.5 million are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at March 31, 2006 and December 31, 2005 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that the Company can utilize to offset future taxable income. For the year ended December 31, 2005, the utilization of our domestic NOLs was not impacted by this limitation, and we do not anticipate that the year ending December 31, 2006 will be impacted by this limitation.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of March 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of March 31, 2006, a valuation allowance of approximately $1.5 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect $1.4 million to be released as a reduction to goodwill generated from the Ciao acquisition.
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

Note 13 — Commitments and Contingencies:
 Legal Contingencies:
     From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Note 14 – Management Change:
     On September 28, 2005, we entered into an Employment Agreement (the “Employment Agreement”) with Albert Angrisani wherein we engaged Mr. Angrisani to be our President and Chief Executive Officer. The Employment Agreement has a three-year term. The Employment Agreement provides, among other things, that Mr. Angrisani is to receive, in addition to salary, bonus and equity compensation, a one-time lump-sum payment of $150,000, payable on January 2, 2006, which has been paid. In the third quarter of 2005, we recorded a pre-tax charge for $161,000 related to this lump-sum payment, including associated payroll taxes.
     In addition, on September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and CEO, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments during 2005 of $124,000 and the remaining liability at December 31, 2005 was $752,000. Additionally, we made payments of $103,000 during 2006 and the remaining liability at March 31, 2006 was $649,000, which is expected to be paid by September 30, 2007.
Note 15 — Restructuring Program:
     In December 2005, we initiated a rightsizing plan pursuant to which we determined to reduce costs in an effort to more closely align our costs with our current revenue outlook in North America. As part of this rightsizing effort we reduced North American staff by 39 positions. This rightsizing plan related to rightsizing our employee base, certain existing leases, in sourcing certain previously outsourced functions and engaging in actions designed to reduce our cost structure and improve profitability. During the first quarter of 2006, we recorded approximately $168,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations. We estimate that we will record additional charges for costs and expenses related to this rightsizing plan as they are incurred in the first half of 2006 in connection with costs associated with the shut down of our Durham, North Carolina office and the downsizing or relocation of our Encino, California office. We expect to complete this North American rightsizing plan by the end of the first half of 2006. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:

     Activity associated with our restructuring program is comprised of (in thousands):

	Severance	Lease
	and	Cancellation	North
	Related	and	American
	Costs	Other Costs	Total
Restructuring activity:
Balance at December 31, 2005	$347	$—	$347
Provision	64	104	168
Charges against reserve	(241)	(2)	(243)

Balance at March 31, 2006	$170	$102	$272

Additional information:
Cumulative amount incurred as of March 31, 2006	$443	$104	$547

Total expected amounts to be incurred*	$458	$422	$880

*	The total expected amounts of $880,000 represents the cumulative amount incurred through March 31, 2006 plus additional expected restructuring charges of $333,000, primarily related to the lease terminations that we have identified to date that have not yet been recognized in the consolidated financial statements, excluding interest accretion on the reserve. We have currently estimated a sub-lease rental component in our lease cancellations and other costs. Both the timing and amount of these estimates are dependent on external factors and may materially differ once such contracts are finalized.
     Severance and related benefit costs are expected to be paid through September 2006, the majority of which we expect to pay in the second quarter of 2006. We do not expect our restructuring program to have a material affect on our future results of operations, liquidity, or capital resources. We expect to pay these restructuring expenses using cash flow from operations. We are in the process of negotiating alternative office lease arrangements. Termination charges, if any, associated with these cancellations and alternative lease arrangements will be expensed as incurred. During the first quarter of 2006, we sub-let our San Francisco, California office at amounts which approximate our net monthly rental expense. Our office in Durham, North Carolina has been closed, effective April 30, 2006, and our Encino, California office will be downsized or moved to a smaller local facility during 2006.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in this Quarterly Report on Form 10-Q. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q.
Segment Information
     We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping, which both operate in Europe and the rest of the world through Ciao GmbH (“Ciao”) and its consolidated subsidiaries. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. While the comparison shopping business operated through our European segment was not a reportable segment for fiscal year 2005, we are presenting certain information about this business because we believe it helps readers understand our business and our European segment as a whole. In 2005, we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of our comparison shopping business separately. We implemented financial systems during 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. Financial information about our reportable segments is included in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes during the three months ended March 31, 2006, except as noted below.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.
     Stock-Based Compensation. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), which requires companies to recognize compensation expense using a fair-

value based method for costs related to share-based payments, including stock options and similar awards. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing compensation expense for our share-based payments based on the fair value of the awards at the grant date. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.
     Upon adoption, we elected to apply the modified prospective transition method and therefore we have not restated the results of prior periods. Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant date fair value estimated in accordance with SFAS 123(R), with forfeitures estimated at the time of grant. Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.
     The fair value of stock options under SFAS 123(R) was determined using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for stock options in our pro forma footnote disclosure required under SFAS 123. The estimation of the fair value of share-based awards, and those ultimately expected to vest, require judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the statement of operations in the period such estimates are revised. We consider many factors in the computation of fair values and estimating future expected forfeitures. Actual amounts may differ substantially from these estimates.
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the three months ended March 31, 2006. Prior periods have not been restated.
     During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006. As of March 31, 2006, we estimate that the implementation of SFAS 123(R) will result in approximately $5.0 million of additional compensation expense, including approximately $1.8 million for the remaining nine months of 2006, excluding any additional grants. The expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $3.0 to $3.5 million for the full year of 2006, which includes estimated additional grants.

Results of Operations
Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005
 Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2006	%	2005	%
Net revenues	$21,532	100.0%	$15,251	100.0%
Cost of revenues	5,548	25.8	4,425	29.0

Gross profit	15,984	74.2	10,826	71.0

Operating expenses:
Selling, general and administrative	9,535	44.3	6,698	43.9
Panel acquisition expenses	1,706	7.9	454	3.0
Depreciation and amortization	2,316	10.7	783	5.1
Research and development	941	4.4	346	2.3

Impairment and restructuring charges	168	0.8	—	—

Total operating expenses	14,666	68.1	8,281	54.3

Operating income	1,318	6.1	2,545	16.7

Other (expense) income:
Interest (expense) income, net	(167)	(0.8)	454	3.0
Other (expense) income, net	52	0.2	(41)	(0.3)

Total other (expense) income, net	(115)	(0.6)	413	2.7

Income before income taxes	1,203	5.6	2,958	19.4

Provision for income taxes	362	1.7	492	3.2

Net income	$841	3.9%	$2,466	16.2%

     Net Revenues. Net revenues for the three months ended March 31, 2006 were $21.5 million, compared to $15.3 million for the three months ended March 31, 2005, an increase of $6.3 million, or 41.2%. Net revenues increased as a result of the inclusion of three newly acquired businesses for a full fiscal quarter in 2006: Rapidata.net, Inc. (“Rapidata”), Zing Wireless, Inc. (“goZing”) and Ciao. These increases were partially offset by a decrease in our North American Internet survey solutions segment revenues. In 2005, we owned Rapidata and goZing starting on January 25, 2005 and February 8, 2005, respectively, and, we acquired Ciao on April 6, 2005. Contributing to the increase in revenues was a significant increase in demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment.
     Gross Profit. Gross profit for the three months ended March 31, 2006 was $16.0 million, compared to $10.8 million for the three months ended March 31, 2005, an increase of $5.2 million, or 47.6%. Gross profit for the three months ended March 31, 2006 was 74.2% of net revenues, compared to 71.0% for the three months ended March 31, 2005. Gross profit increased primarily due to the additional revenues described above. Gross profit as a percentage of revenues increased as a result of the accretive impact of the newly acquired Ciao business segments which reported a gross profit percentage of 82.0% in the three months ended March 31, 2006, offset by a decline in the North American Internet survey solutions segment’s gross profit percentage from 71.0% to 69.8%, excluding inter-segment revenues.
     The decline in the gross profit as a percentage of revenues in the North American Internet survey solutions segment of 1.2% was due to an increase in costs as a percentage of revenue of:
•	direct project labor of 2.5%;

•	outside sample purchases of 0.5%;

•	amortization of internal use software of 0.5%; and

•	stock-based compensation expense of 0.1%.

     These increased costs as a percentage of revenue were in turn offset by a decrease in costs as a percentage of revenue of:
•	incentives of 2.3%; and

•	other of 0.1%.
     The increase in direct project labor as a percentage of revenues in the North American Internet survey solutions segment was due in part to lower revenue in North America in 2006 versus 2005, as well as increased variable compensation expense paid to direct project personnel in 2006 versus 2005. The increased variable compensation expense paid to direct project personnel in 2006 was due primarily to a revised incentive plan based upon individual revenue and quality goals for each direct project personnel.
     The increase in outside sample purchases as a percentage of revenues was due to the introduction of random internet sample fees paid to affiliates in 2006, which is a new and alternative method for obtaining survey respondents. This was partially offset by a reduction in outside sample purchases, related primarily to European sourced sample, which was supplied by the panelists acquired from the Ciao acquisition in April 2005.
     The increase in amortization of internal use software as a percentage of revenues was due to the impact of new software applications developed internally which are used in survey production, such as the Unified Panel System, a system designed to integrate the various panels and production environments of Greenfield Online, Inc., OpinionSurveys, goZing, Rapidata and potentially Ciao in the future.
     The increase in stock-based compensation expense was due to the implementation of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock Based Compensation (Revised-2004)” (“SFAS 123(R)”) on January 1, 2006.
The decrease in incentives as a percentage of revenue was due primarily to three factors:
i)	savings on incentives borne by the newly acquired Ciao business on behalf of North America for European survey solutions projects sold in North America;

ii)	we have changed our definition of an “active panelist” reducing the activity timeframe from 1 year to 6 months. This has in turn increased the expirations of incentives related to inactive panelists during the quarter; and

iii)	the cost of survey production supplied by random internet sampling paid to our Web affiliates includes respondent incentives and as such reduces the amount of incentives we pay to our panelists.
     The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in the fees paid to MSN.
     We expect gross profit to remain variable from quarter to quarter as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and outside sample projects, which product mix remains largely unpredictable. In addition, we expect our overall margins will continue to experience downward pressure as a result of the competitive environment and the resulting pricing pressure.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 were $9.5 million, compared to $6.7 million for the prior year period, an increase of $2.8 million, or 42.4%. Selling, general and administrative expenses increased primarily as a result of the inclusion of three newly acquired businesses for a full fiscal quarter in 2006: Rapidata, goZing and Ciao. In addition, we experienced an increase in selling, general and administrative expense in our legacy Internet survey solutions business segment in North America.
     Selling expenses, primarily personnel costs and related commissions, increased by approximately $707,000 for the three months ended March 31, 2006 compared to the same period in the prior year as a result of the addition of the selling expenses attributable to Rapidata, goZing and Ciao for a full fiscal quarter in 2006, as well as the hiring of new sales and sales-support personnel in our legacy Internet survey solutions business in order to better promote our products and services.
     Personnel costs associated with marketing and panel management decreased by approximately $37,000 for the three months ended March 31, 2006 compared to the same period in the prior year as a result of the reduction in the size of the panel and marketing staffs in North America.
     Personnel costs associated with general and administrative expenses increased approximately $1.9 million for the three months ended March 31, 2006 compared to the same period in the prior year as a result of the inclusion of costs associated with Rapidata, goZing and Ciao for a full fiscal quarter in 2006 as well as further investment in 2006 in finance and administrative staff necessary to operate as a public company.
     Marketing and promotion decreased approximately $198,000 for the three months ended March 31, 2006 compared to the same period in the prior year due to the higher spend levels in 2005 related to advertising and marketing programs to promote our new corporate and panel capabilities following the acquisitions of Rapidata and goZing.
     General and administrative expenses, excluding personnel costs and public company expenses, increased approximately $612,000 for the three months ended March 31, 2006 compared to the same period in the prior year as a result of the inclusion of Rapidata, goZing and Ciao for the full fiscal quarter in 2006, offset by a decrease in public company expenses of approximately $139,000 associated with professional services performed in the areas of accounting, audit, tax, legal, valuation services, Sarbanes-Oxley Section 404 compliance costs, insurance and other public company expenses.
     Stock-based compensation expense recorded in selling, general and administrative expense increased $311,000 for the three months ended March 31, 2006 compared to the same period in the prior year as a result of the implementation of SFAS123(R).
     Selling, general and administrative expenses as a percentage of net revenues increased to 44.3% for the three months ended March 31, 2006 from 43.9% of the net revenue for the three months ended March 31, 2005. We expect selling, general and administrative expenses to increase as a percentage of revenues in the near term due predominantly to the effects of SFAS 123(R), which was adopted on January 1, 2006.
     Panel Acquisition Expenses. Panel acquisition expenses were $1.7 million for the three months ended March 31, 2006, compared to $454,000 for the three months ended March 31, 2005, an increase of $1.2 million, or 275.8%. Panel acquisition expenses increased by approximately $1.0 million, primarily as a result of our focus on acquiring additional panelists in an effort to broaden our domestic and international panels. In addition approximately $230,000 was related to an increase in amortization expense associated with the panel assets acquired from Rapidata, goZing and Ciao. Further, the estimated useful lives of panelists acquired from Rapidata and goZing were reduced to 3 years from generally 4 years.
     Panel acquisition expenses were 7.9% of net revenues for the three months ended March 31, 2006 and 3.0% for the three months ended March 31, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the three months ended March 31, 2006 were $2.3 million, compared to $783,000 for the three months ended March 31, 2005, an increase of $1.5 million, or 195.8%.

This increase in depreciation and amortization expense occurred as a result of the impact of the acquisition of OpinionSurveys, Rapidata, goZing and Ciao, as well as, significant increases in capital expenditures during 2005.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the three months ended March 31, 2006, pre-tax restructuring expenses of approximately $168,000 associated with office closings and personnel employment termination. We do not expect these restructuring expenses to have a material impact on our results of operations, liquidity, or capital resources. We intend to pay these restructuring expenses using cash flow from operations.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2006 were $941,000, compared to $346,000 for the prior year period, an increase of $595,000, or 172%. Research and development expenses increased as a result of the increase in the North American research and development staff during the latter half of 2005, and to a lesser extent, the acquisition of goZing and Ciao during 2005, each of which had their own research and development teams. We enhanced our North American research and development team with the recruitment of a new Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.
     Interest (Expense) Income, Net. Interest expense for the three months ended March 31, 2006 was $167,000, compared to interest income of $454,000 for the three months ended March 31, 2005, a decrease of $621,000. This increase in our net interest expense was primarily due to two factors:
•	The increase in net interest expense associated with capital lease obligations; and

•	The decrease in net interest income resulting from lower cash balances in interest bearing instruments in 2006 versus 2005 due to our use of the proceeds of our 2004 public offerings in order to acquire Rapidata, goZing and Ciao.
     Other Income (Expense), Net. Other income for the three months ended March 31, 2006 was $52,000, compared to expense of $41,000 for the three months ended March 31, 2005. Other income (expense) for the years ended March 31, 2006 and 2005 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada.
     Provision for Income Taxes. We recorded an income tax provision for the three months ended March 31, 2006 of $362,000, compared to an income tax provision of $492,000 for the three months ended March 31, 2005. The decrease in the tax provision is primarily a result of the change in jurisdictional mix of projected full-year income and the impact on our projected full-year effective tax rate.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of March 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of March 31, 2006, a valuation allowance of approximately $1.5 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic net operating loss carryforwards (“NOLs”) that we can utilize to offset future taxable income. For the year ended December 31, 2005, the utilization of our domestic NOLs was not impacted by this limitation, and we do not anticipate that the year ending December 31, 2006 will be impacted by this limitation.

     Net Income. Our net income for the three months ended March 31, 2006 was $841,000, compared to net income of $2.5 million for the three months ended March 31, 2005. The decrease in net income was primarily the result of an increase in operating expenses of $6.4 million and an unfavorable change in interest of $621,000, offset by the increase in gross margins of approximately $5.2 million. Operating expenses grew faster than gross margins as a result of the impact of acquisition related depreciation and amortization, stock based compensation expense associated with the implementation of SFAS123(R), as well as strategic spending in the areas of panel acquisition and R&D to improve our supply capabilities and integrate and automate our survey delivery capabilities.
 North American Internet Survey Solutions Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended March 31,
	2006	%	2005	%
Net revenues	$13,815	100.0%	$15,251	100.0%
Operating income	266	1.9	3,838	25.2
     Net Revenues. Net revenues for the three months ended March 31, 2006 were $13.8 million, compared to $15.3 million for the three months ended March 31, 2005, a decrease of $1.4 million, or 9.4%. Net revenues decreased for the following reasons:
i)	In 2005, the North American Internet survey solutions segment included revenues of approximately $428,000 associated with the goZing Online Marketing business, which we wound down later in 2005, and, as a result, no revenues are recorded for this business in 2006; and

ii)	During the latter half of 2005, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year.
     Operating Income. Operating income for the three months ended March 31, 2006 was $266,000, compared to $3.8 million for the prior year, a decrease of $3.6 million or 93.1%. Operating income declined as a result of:
i)	increased depreciation and amortization of approximately $804,000 as a result of the acquisitions of goZing and Rapidata as well as a ramped up capital spending during 2005;

ii)	increased stock-based compensation expense of approximately $305,000 associated primarily with the implementation of SFAS123(R);

iii)	lower gross profit of approximately $1.2 million as a result of increased demand for higher-cost European sourced data, which was supplied by Ciao; and

iv)	lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure.

 Ciao Internet Survey Solutions Segment Results
     No comparison is presented for our Ciao Internet survey solutions operating segment as the Ciao Internet survey solutions segment as a whole did not exist until April 2005. The following table sets forth the results of our Ciao Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	Three Months Ended
	March 31, 2006
	Amount	%
Net revenues	$5,745	100.0%
Operating income	1,217	21.2
     Net Revenues. Net revenues for the three months ended March 31, 2006 were $5.7 million, including inter-segment revenues of $1.2 million for sale of European sample to our North American segment.
     We expect the Ciao Internet survey solutions segment to continue to grow at a strong but slower growth rate than it has experienced in the recent past due to the entrance of new competitors within the European Internet survey solutions industry in 2005, and we expect operating margins to be negatively impacted due to pricing pressure from these new entrants. Furthermore, we expect the mix of projects in this segment to change to a greater percentage of full service versus sample only projects, which carries higher labor costs and therefore lower operating margins. Also, as we build out our Asian business through Ciao, we expect to make panel, personnel and infrastructure investments that may negatively impact our operating margins in this segment.
 Ciao Comparison Shopping Segment Results
     No comparison is presented for our Ciao comparison shopping segment as the Ciao comparison shopping segment as a whole did not exist until April 2005. The following table sets forth the results of our Ciao comparison shopping segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	Three Months Ended
	March 31, 2006
	Amount	%
Net revenues	$3,407	100.0%
Operating income	1,133	33.3
     We expect our revenue growth rates to continue to grow at a strong but slower growth rate than it has experienced in the recent past due to the competitive landscape for comparison shopping in Europe. We expect to invest in technology to grow revenues that may negatively impact operating margins in the near term.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with the offering amounting to approximately $0.8 million. At March 31, 2006, we had approximately $20.7 million in cash and cash equivalents on hand, compared to approximately $20.6 million as of December 31, 2005, an increase of $100,000. This increase is primarily due to our strong cash collections, offset by the cash utilized to repay our capital lease obligations with Somerset Capital Group Ltd. (“Somerset Capital”), a leasing company during March 2006.
     Cash provided by operations for the three months ended March 31, 2006 was $5.0 million, compared to $2.3 million for the three months ended March 31, 2005. The increase in cash flow from operations was primarily attributable to our acquisitions of Rapidata, goZing and Ciao in 2005, and improved working capital management.
     Cash used by investing activities was $760,000 for the three months ended March 31, 2006 compared to $21.1 million for the three months ended March 31, 2005. The decrease in cash used by investing activities was primarily due to cash used to purchase Rapidata and goZing during 2005, offset by net sales of our marketable securities, primarily utilized to fund the acquisition of Ciao at the beginning of the second quarter of 2005.
     Cash used by financing activities was $4.2 million for the three months ended March 31, 2006 compared to cash provided by financing activities of $4.0 million for the three months ended March 31, 2005. Cash usage in the current year period is primarily the result of the pay-off of our remaining capital leases with Somerset Capital in March 2006. The 2005 amount was primarily the result of the net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions.
     Our working capital at March 31, 2006 was $19.3 million, compared to $18.1 million at December 31, 2005, an increase of $1.2 million. The increase in working capital was primarily due to our profitability for the three months ended March 31, 2006 and the use of cash flows to reduce capital lease debt.
     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the three months ended March 31, 2006, the utilization of our domestic NOLs was not impacted by this limitation and we do not anticipate that there will be an impact for the year ended December 31, 2006.
     In March 2006, we repaid all of the outstanding capital lease obligations that we had with Somerset Capital of approximately $3.8 million. We determined that this transaction would provide a better use of our cash as we are generating cash flow from operations sufficient to support the needs of our on-going operations and capital expenditures. Currently, we continue to maintain an ongoing relationship with Somerset Capital to finance the acquisition of equipment, software and office furniture pursuant to leases in the event we determine that financing our capital expenditures would be beneficial to us. If, in the future, Somerset Capital declines to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.
     At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the three months ended March 31, 2006, we incurred capital expenditures of $841,000 and $183,000 related to North America and Europe, respectively, including approximately $262,000 financed through capital leases. For fiscal 2006, we expect capital expenditures to total approximately $5.0 to $6.0 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. These capital expenditures were funded by a combination of capital leases from Somerset Capital and cash flow from operations. In the future, we expect that these costs will be funded from our cash flow from operations.

 Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended March 31, 2006, except for the payoff of our capital lease obligations with Somerset Capital, the restructuring and the management change commitments as discussed further below. Additionally, due primarily to our recent acquisitions, our external commitments have increased significantly. The following table summarizes our contractual obligations at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	March 31,						2011 and
	2006	2006 (1)	2007	2008	2009	2010	Thereafter
Contractual obligations:
Capital lease obligations*	$73	$26	$25	$14	$8	$—	$—
Non-cancelable operating lease obligations	9,305	1,973	2,387	2,249	1,808	598	290
Management change commitments**	649	331	318	—	—	—	—
Restructuring commitments***	272	272	—	—	—	—	—
Other long-term liabilities	16	4	6	6	—	—	—

Total contractual cash obligations	$10,315	$2,606	$2,736	$2,269	$1,816	$598	$290

(1)	Includes only the remaining nine months of the year ending December 31, 2006.

*	As of March 31, 2006, our capital lease obligations were significantly reduced due to the repayment of our capital lease obligations with Somerset Capital. These capital lease obligations had a remaining principal balance of approximately $3.8 million at the time of repayment in March 2006.

**	These management change commitments are a result of our recent management change as described in Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

***	The restructuring charge commitments are a result of our recently announced rightsizing plan in North America as described in Note 15 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
     Based on our current level of operations and anticipated growth, we believe that cash generated from operations will be adequate to finance our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. We believe we are more likely than not to realize our domestic and certain of our foreign deferred tax assets in the future, which could result in future cash savings, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     We operate primarily in the United States and Europe. However, our business is expanding both in the United States and internationally and as a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates, primarily changes in the dollar to euro exchange rate. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes. See our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006. As of March 31, 2006, there has been no material change in this information.
Item 4: Controls and Procedures
(a)     Evaluation of Disclosure Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to Greenfield Online, Inc., including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Certifying Officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosures.
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
(b)     Change in Internal Controls
     There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     You should carefully consider the risks described below and elsewhere in this Quarterly Report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.
We may not be successful at implementing important new business initiatives and key strategies, which may have a material negative impact on our financial condition and results of operations.
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
We derived approximately 37% of our total net revenue from ten clients in the three months ended March 31, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping, we derived approximately 42%, 44% and 66% of net revenue from ten clients for the three months ended March 31, 2006, respectively. If we were to lose, or if there were a material reduction in business from, these clients, our net revenue might decline substantially.
     Our ten largest clients accounted for approximately 37% of our total net revenue for the three months ended March 31, 2006. On a consolidated basis no single client accounted for 10% or more of our net revenue for the three months ended March 31, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping we derived approximately 42%, 44% and 66% of net revenue from ten clients in the three months ended March 31, 2006, respectively. In our North American Internet survey solutions segment, one client, GfK-AG and its five North American subsidiaries, represented approximately 13% of net revenue. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 9 separate customers accounted for approximately 10% of our Ciao Internet survey solutions segment revenues. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 30% and 24%, respectively, of our Ciao comparison shopping segment revenues. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substantially.

We may not be able to successfully compete with other Internet survey solutions providers, marketing research firms and other potential competitors, which may cause us to lose sales or experience lower margins on sales.
     The market for our products and services is highly competitive. In North America we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., Harris Interactive Service Bureau, SPSS Service Bureau, OpenVenue, Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/Bloomerce, Novatris, Lightspeed Online Research, Inc., and we have recently experienced new competitive pressures from ToLuna Plc and Research Now Plc, which have both recently had their shares quoted on the AIM market of the London Stock Exchange. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.
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
     The marketing research data collection industry, particularly the Internet-based marketing research data collection industry, and the comparison shopping industry are characterized by intense competition, rapid new product and service developments and evolving methodologies. To succeed, we will need to effectively develop and integrate various software programs, technologies and methodologies required to enhance and improve our Internet survey solutions and comparison shopping portals. Any enhancements of new products or services must meet the needs of our current and potential clients and achieve significant market acceptance. Our success will also depend on our ability to adapt to changing technologies within the Internet survey solutions industry and the comparison shopping industry by continually improving the performance features and reliability of our products and services and our operating platforms. We may experience difficulties that could delay or prevent the successful development, introduction of new operating technologies or the marketing of new products and services. We could also incur substantial costs if we need to modify our products and services or infrastructure to adapt to these changes.
A substantial portion of our comparison shopping portal traffic is derived through optimization of search engine results and changes in these algorithms may cause our comparison shopping revenue to decline.
     A substantial portion of our comparison shopping portal traffic results from our optimization of search engine results, which directs search engine users to our Ciao comparison shopping portals. This search engine optimization is based on our understanding of the search algorithms used by major search engines to categorize the content of the Internet. Periodically, major search engines revise, update or improve their algorithms, and in such cases we may experience a substantial reduction in search engine generated comparison shopping Internet traffic, which we may not be able to rapidly replace, if at all. As our revenue from our comparison shopping business is largely derived as a result of Internet traffic to our comparison shopping portals, a decline in such Internet traffic will adversely affect our revenue from our comparison shopping business.
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
     Our employee base has grown from 54 in February 2002 to 555 as of March 31, 2006, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
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
     During the first quarter of 2006 we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.
     We have a team of 189 professionals in India as of March 31, 2006, who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

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
We may be subject to costly litigation arising out of information presented on or collected in connection with our service, and the litigation could have a material adverse effect on our business if decided adversely.
     Claims could be made against us under U.S. and foreign law for defamation, libel, invasion of privacy, deceptive or unfair practices, fraud, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our comparison shopping portals or based on our collection and use of information. The law relating to the liability of online companies for information carried on, disseminated through or collected by their services is currently unsettled. Our service includes consumer-generated reviews from our Ciao comparison shopping website, which includes information regarding the quality of goods, and the reliability of merchants that sell those goods. Similar claims could be made against us for that content. We may be required to reduce exposure to liability for information disseminated through our service, which could require substantial expenditures and discontinuation of some service offerings. Any such response could materially increase our expenses or reduce our revenues. Our liability insurance, if any, may not be adequate to indemnify us if we become liable for information disseminated through our service. Any costs incurred as a result of such liability that are not covered by insurance could reduce our profitability or cause us to sustain losses, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may also be subject to claims or regulatory action arising out of the collection or dissemination of personal, non-public information of users of our service.

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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report, including, among other things:
•	risks related to the success of new business initiatives;

•	our ability to bring expenses in line with current revenue levels;

•	our ability to develop and deploy new technologies;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	our ability to accurately predict future revenue;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to reaccelerate North American sales growth;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	our online business model;

•	demand for our products and services;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.

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
Robert E. Bies
Executive Vice President and
Chief Financial Officer

Dated: May 10, 2006

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith)