Form 10-Q
period 2006-06-30
GREENFIELD ONLINE INC
filed 2006-08-09
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2006, there were 25,398,295 shares of Common Stock outstanding.

FORM 10-Q

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,170	$20,623
Accounts receivable trade, net (net of allowances of $1,539 and $1,448 at June 30, 2006 and December 31, 2005, respectively)	19,126	18,197
Prepaid expenses and other current assets	1,571	1,613
Deferred tax assets, current	1,177	1,932

Total current assets	47,044	42,365
Property and equipment, net	7,583	9,660
Other intangible assets, net	18,894	20,077
Goodwill	69,530	67,442
Deferred tax assets, long-term	19,224	20,068
Security deposits and other long-term assets	847	1,248

Total assets	$163,122	$160,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,908	$3,264
Accrued expenses and other current liabilities	13,847	14,576
Income taxes payable	5,291	3,990
Current portion of capital lease obligations	37	2,061
Deferred revenue	412	388

Total current liabilities	22,495	24,279
Capital lease obligations	28	2,032
Other long-term liabilities	28	56

Total liabilities	22,551	26,367

Commitments and contingencies (Note 13) Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,382,720 and 25,303,088 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	288,809	288,707
Accumulated deficit	(141,535)	(144,630)
Unearned stock-based compensation	—	(1,284)
Accumulated other comprehensive loss	(6,575)	(8,172)
Treasury stock, at cost
Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	140,571	134,493

Total liabilities and stockholders’ equity.	$163,122	$160,860

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$24,453	$26,283	$45,985	$41,534
Cost of revenues	5,560	7,162	11,108	11,587

Gross profit	18,893	19,121	34,877	29,947

Operating expenses:
Selling, general and administrative	10,717	11,174	20,252	17,872
Panel acquisition expenses	1,231	833	2,937	1,287
Depreciation and amortization	2,401	2,020	4,717	2,803
Research and development	821	570	1,762	916
Restructuring charges	20	—	188	—

Total operating expenses	15,190	14,597	29,856	22,878

Operating income	3,703	4,524	5,021	7,069

Other income (expense):
Interest income (expense), net	85	(232)	(82)	222
Other income (expense), net	(206)	22	(154)	(19)

Total other income (expense)	(121)	(210)	(236)	203

Income before income taxes	3,582	4,314	4,785	7,272
Provision (benefit) for income taxes	1,328	(14,812)	1,690	(14,320)

Net income	$2,254	$19,126	$3,095	$21,592

Net income per share available to common stockholders:
Basic	$0.09	$0.76	$0.12	$0.93

Diluted	$0.09	$0.75	$0.12	$0.92

Weighted average shares outstanding:
Basic	25,353	25,041	25,331	23,118

Diluted	25,541	25,422	25,523	23,555

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

			Additional			Unearned		Accumulated Other	Total
	Common Stock		Paid-In		Treasury Stock	Stock Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity	Income
Balance at December 31, 2005	25,303	$3	$288,707	9	$(131)	$(1,284)	$(144,630)	$(8,172)	$134,493
Six months ended June 30, 2006:
Net income for the period		—		—	—	—	3,095	—	3,095	$3,095
Issuance of shares related to the Employee Stock Purchase Plan	13	—	64	—	—	—	—	—	64	—
Exercise of stock options	67	—	104	—	—	—	—	—	104	—
Adoption of SFAS 123(R)		—	(1,284)	—	—	1,284	—	—	—	—
Translation adjustments, net of related income tax effects		—		—	—	—	—	1,597	1,597	1,597

Comprehensive income										$4,692

Stock-based compensation		—	1,218	—	—	—	—	—	1,218

Balance at June 30, 2006	25,383	$3	$288,809	9	$(131)	$ (—)	$(141,535)	$(6,575)	$140,571

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,095	$21,592
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(619)	(15,503)
Depreciation and amortization	6,190	4,004
Stock based compensation	1,218	476
Restructuring charges	188	—
Loss on disposal of property and equipment	31	16
Provision for doubtful accounts	52	121
Changes in assets and liabilities, net:
Accounts receivable	(525)	(3,544)
Deferred project costs	41	(68)
Other current assets	42	781
Security deposits	427	12
Other long-term assets	(17)	(533)
Accounts payable	(403)	20
Accrued expenses and other current liabilities	(960)	1,505
Income taxes payable	1,290	—
Deferred project revenues	23	117

Net cash provided by operating activities	10,073	8,996

Cash flows from investing activities:
Purchases of marketable securities	—	(8,249)
Sales of marketable securities	—	25,649
Proceeds from sale of property and equipment	2	—
Purchases of businesses, net of cash acquired	—	(110,658)
Additions to property and equipment and intangibles	(1,882)	(1,795)

Net cash used in investing activities	(1,880)	(95,053)

Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	18,848
Repayments under credit facility	—	(555)
Decrease in other long-term liabilities	(28)	(37)
Proceeds of options exercised	104	203
Proceeds of employee stock purchase plan	61	—
Contribution to capital	—	27
Net proceeds from issuance of common stock in connection with business acquisitions	—	4,200
Principal payments under capital lease obligations	(4,291)	(694)

Net cash (used in) provided by financing activities	(4,154)	21,992

Effect of exchange rate changes	508	(208)

Net increase (decrease) in cash and cash equivalents	4,547	(64,273)
Cash and cash equivalents at beginning of the period	20,623	96,082

Cash and cash equivalents at end of the period	$25,170	$31,809

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$372	$387
Income taxes	1,018	690
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$263	$1,062
Issuance of Common Stock for business acquisition	—	79,697
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
     Stock-based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $636,000 and $1.2 million, respectively, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).
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
     Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the three and six months ended June 30, 2006. See “Note 10—Stock-Based Compensation.”
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (“FSP 123(R)-3”). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We adopted FSP 123(R)-3 and elected to utilize the simplified method to establish the beginning balance of our APIC Pool as it relates to the tax effects of employee share-based compensation. Under the simplified method, we determined that we do not have an opening APIC Pool.
     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which in the past has generally been one year. In February 2006, we lowered the expiration threshold from one year to six months. In our North American Internet survey solutions segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our Ciao Internet survey solutions segment, accrued incentives are recorded net of estimated expirations. For the three and six months ended June 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $765,000 and $1.5 million, respectively, to record the expirations of the incentives. For the three and six months ended June 30, 2005, we did not reverse any expired panelist incentives to the statement of operations.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the six months ended June 30, 2006, no one client accounted for more than 10% of our consolidated net revenues. One client, GfK-AG (“GfK”), operating through five separate customers, accounted for approximately 11% of our North American Internet survey solutions third-party segment revenues. Two clients, Taylor Nelson Sofres, Plc (“TNS”), operating through 9 separate customers, and GfK, operating through four separate customers, accounted for approximately 12% and 11%, respectively, of our Ciao Internet survey solutions third-party segment revenues. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 29% and 23%, respectively, of our Ciao comparison shopping third-party segment revenues.
     Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. Accounts receivable allowances were $1.5 million and $1.4 million as of June 30, 2006 and December 31, 2005, respectively. We recorded provisions for doubtful accounts and customer credits of $312,000 and $641,000, respectively, for the three and six months ended June 30, 2006 and $402,000 and $602,000, respectively, for the three and six months ended June 30, 2005.

     Goodwill. We elected to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. No indicators of impairment were identified during the six months ended June 30, 2006.
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
   Recently Issued Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
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
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.

Note 3 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Prepaid maintenance and license contracts	$304	$316
Prepaid expenses	404	254
Prepaid insurance	156	488
Deferred project costs	342	378
Prepaid taxes	145	136
Other	220	41

	$1,571	$1,613

Note 4 — Property and Equipment, net:
Property and equipment, net, consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	Estimated
	Useful		June 30,	December 31,
	Life-Years		2006	2005
Computer and data processing equipment	2 – 4		$13,188	$14,730
Leasehold improvements	2 – 5	*	1,832	1,838
Furniture and fixtures	7 – 8		2,561	2,382
Telephone systems	4 – 5		1,169	1,121
Automobile(s)	4		42	99

			18,792	20,170
Less: Accumulated depreciation			(11,209)	(10,510)

Property and equipment, net			$7,583	$9,660

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $1.4 million and $2.8 million for the three and six months ended June 30, 2006, respectively, and $899,000 and $1.5 million for the three and six months ended June 30, 2005, respectively, including amounts recorded under capital leases.
     During the six months ended June 30, 2006, we retired assets with a cost of approximately $2.0 million and a net book value of approximately $34,000, which is included in selling, general and administrative expenses in the statement of operations.
     In March 2006, we repaid all of our lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease as of June 30, 2006 are the result of the remaining obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005. Included in property and equipment above are assets acquired under capital leases, which are summarized below at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Computer and data processing equipment	$50	$4,717
Leasehold improvements	—	28
Furniture and fixtures	—	1,374
Telephone system	50	975
Automobile	—	58

	100	7,152
Accumulated depreciation	(43)	(3,112)

Assets under capital leases, net	$57	$4,040

Note 5 — Other Intangible Assets:
     Other intangible assets consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

		As of June 30, 2006			As of December 31, 2005
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$3,904	$1,489	$2,415	$3,321	$1,777	$1,544
Other software acquired	0.42	159	159	—	159	159	—
Panel members*	3-4	6,747	2,487	4,260	6,674	1,558	5,116
Backlog	0.25	434	434	—	419	419	—
Affiliate network	3	347	159	188	347	87	260
Customer relationships	5	7,368	1,922	5,446	7,015	1,142	5,873
Non-competition agreements	2.75-3	2,481	1,167	1,314	2,371	712	1,659
Domain names and service marks	5-10	6,908	1,637	5,271	6,545	920	5,625

Other intangible assets, net		$28,348	$9,454	$18,894	$26,851	$6,774	$20,077

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.
     We capitalize costs associated with the development and management of our panelist database and other internal use software. During the three and six months ended June 30, 2006 we capitalized to internal use software approximately $758,000 and $1.2 million, respectively. During the three and six months ended June 30, 2005 we capitalized to internal use software approximately $77,000 and $108,000, respectively.
     During the six months ended June 30, 2006, we retired internal use software with a cost of approximately $1.1 million and a zero net book value as these assets were fully amortized and no longer being used.
     Amortization of internal use software amounted to $376,000 and $682,000 for the three and six months ended June 30, 2006, respectively, and $254,000 and $448,000 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2006, $283,000 and $561,000, respectively is included in cost of revenues and $93,000 and $121,000, respectively, is included in operating expenses in the consolidated statements of operations. For the three and six months ended June 30, 2005, $254,000 and $448,000, respectively, is included in cost of revenues and zero is included in operating expenses in the consolidated statements of operations.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2006, and $1.6 million and $2.1 million, respectively, for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, $440,000 and $912,000, respectively, is included in panel acquisition expenses, and $937,000 and $1.8 million, respectively, is included in operating expenses in the consolidated statements of operations. For the three and six months ended June 30, 2005, $301,000 and $543,000, respectively, is included in panel acquisition expenses, and $1.3 million and $1.5 million, respectively, is included in operating expenses in the consolidated statements of operations. During the six months ended June 30, 2006, we did not make any additions to other intangible assets.
     The weighted average remaining life for intangible assets at June 30, 2006 was approximately 2.9 years and amortization expense for the six months ended June 30, 2006 was $3.4 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining six months ending December 31, 2006	$3,584
2007	6,776
2008	4,641
2009	2,893
2010	804
2011	51

     Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Internal use software	$—	$69
Accumulated amortization	—	(39)

Assets under capital leases, net	$—	$30

Note 6 — Goodwill:
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We recorded goodwill associated with three acquisitions that we made during 2005. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we conducted our initial review of the fair value of our goodwill as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our Ciao Internet survey solutions business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our Ciao Internet survey solutions business segment as a result of increased competition from new entrants, pricing pressure, and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our Ciao Internet survey solutions business segment. We will continue to test goodwill for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. As of June 30, 2006, we are not aware of any circumstances that would indicate an impairment may exist.
     The following table summarizes the changes in the carrying value of goodwill for the six months ended June 30, 2006 (in thousands):

Goodwill
Balance as of December 31, 2005	$67,442
Adjustment *	(113)
Foreign currency translation adjustment	2,201

Balance as of June 30, 2006	$69,530

*	Goodwill has been adjusted to reflect the reversal of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition.
Note 7 — Acquisition of Businesses:
   Rapidata.net Acquisition
     On January 25, 2005, we completed the acquisition of Rapidata.net, Inc. (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow as no claims had been asserted against the escrowed funds, and on August 1, 2006 we authorized the release of all amounts remaining in the escrow as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. Currently, neither executive is employed by us.

Zing Wireless Acquisition
     On February 8, 2005, we completed the acquisition of goZing, pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 $2.5 million was released from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006, we released $2.0 million from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005, all three executive officers had resigned their positions with us.
Ciao Acquisition
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow was released on or about April 6, 2006 as there were less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006. On July 25, 2006 Ciao Managing Directors Maximilian Cartellieri and Gunnar Piening resigned their positions with us and our affiliated companies effective immediately and resigned their positions as Managing Directors of Ciao, effective July 31, 2006. Also, on July 25, 2006, we entered into separation agreements with Messrs. Cartellieri and Piening.
     The information below pertains to the goZing and Ciao acquisitions only. It does not include the Rapidata acquisition as it is immaterial. We acquired goZing and Ciao primarily to increase our panel size and panel demographics, and in the case of Ciao, to rapidly expand our international operations and customer base. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. We determined the fair values of a significant portion of these assets, which are reflected below (in thousands):

	North America	Europe
	goZing	Ciao
	February 8,	April 6,
	2005	2005
Cash	$833	$1,775
Trade receivables	2,330	5,602
Other current assets	91	647
Property and equipment	276	1,561
Other intangible assets	4,549	18,194
Deferred tax asset	—	6,060
Goodwill *	25,749	135,698

Total assets acquired	33,828	169,537
Accounts payable	(712)	(535)
Accrued expenses	(1,024)	(1,844)
Current taxes payable	—	(2,032)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(6,103)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$157,982

*	Goodwill is not deductible for income tax purposes. Goodwill has been adjusted to reflect the reversal of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition.
Other intangible assets consisted of the following at the date of acquisition for goZing and Ciao (in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005
Acquired software	0.42	$159	—	$—
Panel members *	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,194

     The actual results of goZing and Ciao were included in our consolidated financial statements beginning February 9, 2005, and April 7, 2005, respectively, the day following the date of each respective acquisition.

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists of goZing from 5 years to 3 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.
     The following table provides the combined pro forma financial information for us as if the goZing and Ciao businesses were acquired at the beginning of the period presented. Rapidata has been excluded from the pro forma presentation as it is not material:

Pro Forma
(Unaudited)
Six Months Ended
June 30,
(In thousands, except per share data)	2005
Net revenues	$49,328

Operating income*	6,854

Net income	21,387

Net income per share:
Basic	$0.85

Diluted	0.83

Weighted average shares outstanding:
Basic	25,231

Diluted	25,668

*	Included in pro forma operating income for the six months ended June 30, 2005 is amortization of approximately $3.2 million related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating income was negatively impacted in the six months ended June 30, 2005 by approximately $308,000 or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.
     The pro forma results for the six months ended June 30, 2005 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisitions. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period or of future results.
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Accrued payroll, bonus and commissions	$3,018	$2,567
Panelist incentives	4,398	4,419
Accrued panel costs	317	550
Accrued restructuring costs	76	347
Accrued management change costs	527	754
Non-income tax accruals	1,332	1,472
Software license liability	197	274
Accrued audit and tax costs	552	1,175
Outside sample accruals	1,084	949
Due to customers	919	—
Other	1,427	2,069

	$13,847	$14,576

     For the three and six months ended June 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $765,000 and $1.5 million, respectively, to record the expirations of the incentives. For the three and six months ended June 30, 2005, we did not reverse any expired panelist incentives to the statement of operations.
     We had arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incurred a fee to MSN for surveys completed and delivered to clients. We did not incur any fees for first time traffic routed to our website through MSN in the current period as we ceased recruiting panelists pursuant to this arrangement in February 2005. Such fees for first time traffic were immaterial in the prior year period. Fees paid to MSN are included in cost of revenues and amounted to zero and $172,000, respectively, for the three and six months ended June 30, 2006, and $146,000 and $352,000, respectively for the three and six months ended June 30, 2005. During the first quarter of 2006, our obligation to make payments to MSN for surveys completed by MSN-sourced panelists was terminated.
Note 9 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 3.3 million and 2.9 million for the three and six months ended June 30, 2006, respectively, and 195,000 and 111,000, respectively for the three and six months ended June 30, 2005 were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,353	25,041	25,331	23,118
Dilutive effect of stock option grants and the employee stock purchase plan	188	381	192	437

Diluted number of common and potential common shares outstanding	25,541	25,422	25,523	23,555

Note 10 — Stock-Based Compensation:
     We maintain two types of share-based compensation plans, the 2004 Employee Stock Purchase Plan and two stock option plans, the 1999 stock option plan and the 2004 equity incentive plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 stock option plan or the 2004 equity incentive plan, which is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $636,000 and $1.2 million for the three and six months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $266,000 and $472,000 for the three and six months ended June 30, 2006, respectively.
Unearned Stock-Based Compensation
     We had previously awarded certain stock option and warrant grants in which the fair value of our underlying stock on the date of grant exceeded the exercise price. As a result, we had previously recorded unearned stock-based compensation, which was being amortized over the service period, generally four years. Accordingly, we amortized $223,000 and $476,000 of pre-tax stock based compensation expense in the statement of operations for the three and six months ended June 30, 2005, respectively, related to these option grants. For the three months ended June 30, 2005, we recorded $44,000 in cost of revenues and $179,000 in selling, general and administrative expenses. For the six months ended June 30, 2005, we recorded $89,000 in cost of revenues and $387,000 in selling, general and administrative expenses. In connection with options forfeited we recorded $436,000 and $489,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the three and six months ended June 30, 2005, respectively.
     As a result of the adoption of SFAS 123(R), we will no longer be amortizing unearned stock-based compensation separately, as such compensation costs are included in the compensation expense recognized under SFAS 123(R). As of December 31, 2005, we had a remaining balance of $1.3 million in unearned stock-based compensation, which we recorded as a reduction of additional paid-in capital at January 1, 2006, the date of adoption of SFAS 123(R).
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
     Unless otherwise determined by the plan administrator (our board of directors or an authorized committee thereof), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 11,622 shares of common stock had been purchased under the Stock Purchase Plan, and 12,849 shares were purchased in the first quarter of 2006 in accordance with the Stock Purchase Plan for the offering period of July 1, 2005 through December 31, 2005. As of June 30, 2006, there were 225,529 shares available for issuance pursuant to the Stock Purchase Plan, of which 12,050 shares were purchased in July 2006.
     Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $12,000 and $25,000 for the three and six months ended June 30, 2006, respectively, of which $5,000 is included in cost of revenues and $20,000 is included in selling, general and administrative expenses in the consolidated financial statements.
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
     On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005, options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of June 30, 2006, options to purchase 469,729 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan.
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
     On May 10, 2005, the 2004 Equity Plan was amended to increase, by 2,500,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2005, options to purchase 2,266,455 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 1,224,451 shares of common stock were available for future grants under the 2004 Equity Plan. As of June 30, 2006, options to purchase 3,245,575 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 277,737 shares of common stock were available for future grants under the 2004 Equity Plan.
2005 Inducement Options
     Pursuant to an employment agreement between us and our new president and chief executive officer, Albert Angrisani, dated September 28, 2005, we agreed to grant Mr. Angrisani non-qualified stock options to purchase 675,000 shares of our common stock (“2005 Inducement Options”) as follows: 300,000 options on October 31, 2005; 187,500 options on November 30, 2005; and 187,500 options on January 3, 2006. The 2005 Inducement Options granted on October 31, 2005, November 30, 2005 and January 3, 2006 shall vest ratably over 35, 34, and 33 months, respectively, with the final month of vesting including any fractional share balance. The 2005 Inducement Options were granted with exercise prices equal to the closing sale price for our common stock on the date of grant, with a term of seven years. The 2005 Inducement Options were granted outside of the terms of any of our existing equity incentive plans and without shareholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).
Stock-Based Compensation and adoption of SFAS 123(R)
     In December 2004, the FASB issued SFAS 123(R), which requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and similar awards. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing compensation expense for our share-based payments based on the fair value of the awards at the grant date. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

     Upon adoption, we elected to apply the modified prospective transition method and therefore, we have not restated the results of prior periods. Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant date fair value estimated in accordance with SFAS 123(R), with forfeitures estimated at the time of grant. Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.
     The fair value of stock options under SFAS 123(R) was determined using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for stock options in our pro forma footnote disclosures required under SFAS 123.
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the three and six months ended June 30, 2006. Prior periods have not been restated.
     During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would otherwise have recognized in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006. As of June 30, 2006, we estimate that the implementation of SFAS 123(R) will result in approximately $5.2 million of additional compensation expense, including approximately $1.3 million for the remaining six months of 2006, excluding any additional grants. The expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $2.5 to $3.0 million for the full year of 2006, which includes estimated additional grants.
     For the three and six months ended June 30, 2006, the adoption of SFAS 123(R) resulted in pre-tax share-based compensation expense in the amount of approximately $624,000 and $1.2 million, respectively, related to our stock option plans, including the 2005 Inducement Options, and $12,000 and $25,000, respectively, related to our Stock Purchase Plan. This resulted in additional pre-tax share-based compensation expense in the amount of approximately $471,000 and $881,000, respectively, for the three and six months ended June 30, 2006 over the expense we would have recognized if we had continued to account for share-based compensation under APB 25.
     The following table illustrates the effect that the application of SFAS 123(R) had on our reported amounts for the three and six months ended June 30, 2006 relative to the amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2006
			As
	Under	Effect of	Reported	Under	Effect of	As Reported
	Previous	SFAS 123(R)	SFAS	Previous	SFAS 123(R)	SFAS
	Accounting	Adjustments	123(R)	Accounting	Adjustments	123(R)
Income (loss) from operations	$4,173	$(470)	$3,703	$5,901	$(880)	$5,021
Income (loss) before income tax provision	4,052	(470)	3,582	5,665	(880)	4,785
Net income (loss)	2,545	(291)	2,254	3,642	(547)	3,095
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$0.09	$0.14	$(0.02)	$0.12

Diluted	$0.10	$(0.01)	$0.09	$0.14	$(0.02)	$0.12

     We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated financial statements for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005 *	2006	2005 *
Cost of revenues	$80	$44	$137	$89
Research and development expenses	17	—	23	—
Selling, general and administrative expenses	539	179	1,058	387

Pre-tax stock-based compensation expense	636	223	1,218	476
Income tax benefit	(266)	—	(472)	—

Net stock based compensation expense	$370	$223	$746	$476

*	Amounts recorded in the prior year period were recorded under APB 25.
     The following table summarizes information concerning our stock option activity for the six months ended June 30, 2006:

	1999 Plan			2004 Equity Plan
			Weighted			Weighted
	Number		Average	Number		Average
	of	Option Price	Price Per	of	Option Price	Price Per
	Shares	Range	Share	Shares	Range	Share
Outstanding at December 31, 2005	568,918	$0.14-$168.84	$5.40	2,266,455	$4.92-$20.71	$12.42

Granted	—	$ — -$ —	$—	1,115,000	$6.66-$ 7.27	$7.05

Canceled, expired	(262)	$0.42-$168.84	$45.82	(118,380)	$13.00-$16.10	$14.28
Forfeited	(32,144)	$2.66-$ 2.66	$2.66	(17,500)	$5.42-$ 9.35	$8.86
Exercised *	(66,783)	$0.42-$ 2.66	$1.56	—	$ — -$ —	$—

Outstanding at June 30, 2006	469,729	$0.14-$168.84	$6.11	3,245,575	$4.92-$20.71	$10.53

Exercisable at June 30, 2006	352,748	$0.14-$168.84	$7.46	1,633,824	$7.44-$20.71	$13.70

Available for future option grants at June 30, 2006	23,054			277,737

*	The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $348,000.

	2005 Inducement Options
				Weighted
	Number			Average
	of	Option Price		Price Per
	Shares	Range		Share
Outstanding at December 31, 2005	487,500		$5.02-$5.07	$5.04

Granted	187,500		$5.93-$5.93	$5.93
Canceled, expired	—	$	— - $ —	$—
Forfeited	—	$	— - $ —	$—
Exercised	—	$	— - $ —	$—

Outstanding at June 30, 2006	675,000		$5.02-$5.93	$5.29

Exercisable at June 30, 2006	141,259		$5.02-$5.93	$5.25

     The fair value of shares vested during the six months ended June 30, 2006 was $361,000, $395,000 and $322,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     Cash received from option exercises under all stock-based compensation arrangements for the six months ended June 30, 2006 was approximately $165,000. We did not realize any tax benefit for the tax deductions resulting from option exercises during the six months ended June 30, 2006. We issue newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

     The following table summarizes information regarding stock options granted during the six months ended June 30, 2006:

			Weighted	Weighted
			Average	Average
		Option	Exercise	Fair Value
	Number of	Price	Price Per	at Date
Six months ended June 30, 2006:	Shares	Range	Share	of Grant
2004 Equity Incentive Plan
Options granted with an exercise price equal to market	1,115,000	$6.66-$7.27	$7.05	$3.44

2005 Inducement Options
Options granted with an exercise price equal to market	187,500	$5.93-$5.93	$5.93	$2.68

Combined
Options granted with an exercise price equal to market	1,302,500	$5.93-$7.27	$6.89	$3.33
     The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2006 under both the 1999 Plan and the 2004 Equity Plan and also includes the 2005 Inducement Options:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	(000’s)		Weighted	(000’s)
	Number of	Average	Average	Aggregate	Number of	Average	Aggregate
Range of	Outstanding	Remaining	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	Options	Contractual Life	Price	Value	Options	Price	Value
Combined
$0.00-$0.70	170,533	4.7 years	$0.29		141,953	$0.32
$0.71-$2.80	204,952	7.3 years	$2.66		116,551	$2.66
$2.81-$7.04	1,715,500	6.6 years	$6.34		141,259	$5.25
$7.05-$7.44	662,500	6.7 years	$7.42		143,749	$7.44
$7.45-$13.00	479,529	7.7 years	$12.80		434,529	$12.94
$13.01-$14.99	994,541	5.4 years	$14.68		987,041	$14.68
$15.00-$20.00	150,119	7.7 years	$17.11		150,119	$17.11
$20.01-$42.00	8,165	5.4 years	$23.79		8,165	$23.79
$42.01-$168.84	4,465	3.7 years	$162.37		4,465	$162.37

	4,390,304			$3,753	2,127,831		$1,586

1999 Plan
$0.00-$0.70	170,533	4.7 years	$0.29		141,953	$0.32
$0.71-$2.80	204,952	7.3 years	$2.66		116,551	$2.66
$7.45-$13.00	8,495	4.5 years	$9.83		8,495	$9.83
$15.00-$20.00	78,119	7.4 years	$17.59		78,119	$17.59
$20.01-$42.00	3,165	3.6 years	$29.39		3,165	$29.39
$42.01-$168.84	4,465	3.7 years	$162.37		4,465	$162.37

	469,729			$1,909	352,748		$1,281

2004 Equity Plan
$2.81-$7.04	1,040,500	6.7 years	$7.03		—	$0.00
$7.05-$7.44	662,500	6.7 years	$7.42		143,749	$7.44
$7.45-$13.00	471,034	7.7 years	$12.86		426,034	$13.00
$13.01-$14.99	994,541	5.4 years	$14.68		987,041	$14.68
$15.00-$20.00	72,000	8.1 years	$16.59		72,000	$16.59
$20.01-$42.00	5,000	6.6 years	$20.25		5,000	$20.25

	3,245,575			$411	1,633,824		$—

2005 Inducement Options
$2.81-$7.04	675,000	6.4 years	$5.29		141,259	$5.25

	675,000			$1,433	141,259		$305

     The weighted average remaining contractual life on June 30, 2006 for outstanding options was 6.4 years, 6.3 years, 6.5 years and 6.4 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options. The weighted average remaining contractual life on June 30, 2006 for exercisable options was 6.2 years, 5.9 years, 6.2 years and 6.4 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     The following tables illustrate the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006
			2005
			Inducement
	Combined	2004 Equity Plan	Options
Risk-free interest rate	4.99%	4.99%	—
Weighted average expected life (years)	4.66	4.66	—
Volatility factor	51.30%	51.30%	—
Expected dividend yield	—	—	—

	Six Months Ended June 30, 2006
			2005
			Inducement
	Combined	2004 Equity Plan	Options
Risk-free interest rate	4.63%	4.68%	4.30%
Weighted average expected life (years)	4.60	4.66	4.21
Volatility factor	51.78%	51.96%	50.60%
Expected dividend yield	—	—	—
Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual monthly historical changes in the market value of our stock since our initial public offering on July 16, 2004, and implied volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 39%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.
Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected term – This is the period of time over which the options granted are expected to remain outstanding. We based our expected term using the simplified method under SAB107, which essentially averages the vesting term and the contractual term of options granted. An increase in the expected term will increase compensation expense.
Dividend yield – We have not and currently do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     As of June 30, 2006, there was approximately $5.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.38 years.

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

     The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$19,126	$21,592
Add: Stock-based employee compensation expense included in net income as recorded	223	476
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(473)	(1,079)

Pro forma net income	$18,876	$20,989

Net income per share as reported:
Basic	$0.76	$0.93
Diluted	$0.75	$0.92
Pro forma income per share:
Basic	$0.75	$0.91
Diluted	$0.74	$0.89
     The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Risk-free interest rate	3.83%	3.83%
Weighted average expected life (years)	4.0	4.0
Volatility factor	52.34%	52.34%
Expected dividend yield	—	—
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
Note 11 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business, which was not a reportable segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of the comparison shopping business separately. Therefore, we implemented financial systems during the first quarter of 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We now have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping. Both Ciao segments operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, directors and officers insurance premiums, board of director fees, investor relations costs and fees associated with ongoing Sarbanes-Oxley compliance in our North American segment, as well as fees and costs associated with the process of becoming Sarbanes-Oxley compliant in our European-based segments. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. We have reclassified the prior period to conform to the current period’s presentation. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.
     The tables below present information about reported segments for the three and six months ended June 30, 2006 and 2005 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business; therefore information about segment profitability is not applicable for prior periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross segment revenues
North American Internet survey solutions
Third-party revenues	$14,832	$18,202	$28,403	$33,453
Inter-segment revenues	278	46	522	46

Gross segment revenues	$15,110	$18,248	$28,925	$33,499

Ciao Internet survey solutions
Third-party revenues	$5,390	$5,745	$9,944	$5,745
Inter-segment revenues	2,303	516	3,494	516

Gross segment revenues	$7,693	$6,261	$13,438	$6,261

Net revenues:
North American Internet survey solutions **	$15,110	$18,248	$28,925	$33,499
Ciao Internet survey solutions	7,693	6,261	13,438	6,261
Ciao comparison shopping*	4,231	2,336	7,638	2,336
Elimination of inter-segment revenues	(2,581)	(562)	(4,016)	(562)

Total net revenues	$24,453	$26,283	$45,985	$41,534

Segment operating income (as defined above):
North American Internet survey solutions	$3,186	$5,683	$6,202	$10,994
Ciao Internet survey solutions	3,351	2,551	5,117	2,551
Ciao comparison shopping	2,642	1,167	4,292	1,167

Segment operating income	9,179	9,401	15,611	14,712
Depreciation and amortization	(3,124)	(2,784)	(6,190)	(4,004)
Stock-based compensation	(636)	(223)	(1,218)	(476)
Restructuring charges	(20)	(—)	(188)	(—)
Corporate	(1,696)	(1,870)	(2,994)	(3,163)

Total operating income	3,703	4,524	5,021	7,069
Interest income (expense), net	85	(232)	(82)	222
Currency exchange (loss) gain, net	(206)	22	(154)	(19)

Income before income taxes	$3,582	$4,314	$4,785	$7,272

*	The Ciao comparison shopping segment has no inter-segment revenues, and as a result, gross segment revenues are equal to net segment revenues, and is not presented under gross segment revenues.

**	Revenues recorded in our North American Internet survey solutions segment for the six months ended June 30, 2005 include approximately $1.0 million of revenues generated from data sold to our European customers prior to our acquisition of Ciao.

     Asset information is not disclosed separately for the Ciao Internet survey solutions segment and the Ciao comparison shopping segment, as this information is not separately identified and internally reported to our chief executive officer.
Note 12 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Income (loss) before income taxes:
Domestic	$(234)	$3,222	$(462)	$6,029
Foreign	3,816	1,092	5,247	1,243

	$3,582	$4,314	$4,785	$7,272

Provision (benefit) for income taxes:
Currently payable:
Federal	$307	$(61)	$384	$188
State	59	48	146	281
Foreign	1,344	704	1,779	714

Total current income tax provision	1,710	691	2,309	1,183

Deferred income tax provision (benefit):
Federal	$(583)	$(11,878)	$(932)	$(11,878)
State	(86)	(3,838)	(19)	(3,838)
Foreign	287	213	332	213

Total deferred income tax benefit	(382)	(15,503)	(619)	(15,503)

Total income tax provision (benefit)	$1,328	$(14,812)	$1,690	$(14,320)

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$18,232	$19,053
Stock-based compensation	4,132	3,657
Capitalized panel costs	507	391
Intangible assets acquired	(5,573)	(6,064)
Foreign exchange	908	2,942
Fixed assets	824	289
Federal and state tax credits	2,226	2,281
Other deferred tax assets	685	932

Net deferred tax asset	21,941	23,481
Valuation allowance	(1,540)	(1,481)

Total net deferred tax assets	$20,401	$22,000

     At June 30, 2006 and December 31, 2005, net operating loss carryforwards (“NOLs”) of $45.7 million and $47.2 million, respectively, are available in the future to reduce future income taxes. Of these amounts, $31.2 million ($30.7 million at December 31, 2005) relates to domestic NOLs and $14.5 million ($16.5 million at December 31, 2005) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOL’s as of June 30, 2006, $0.3 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $0.1 million will be credited against APIC. At June 30, 2006 and December 31, 2005, foreign tax credits of approximately $1.6 million and $1.5 million, respectively, are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at June 30, 2006 and

December 31, 2005 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
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
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of June 30, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of June 30, 2006, a valuation allowance of approximately $1.5 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect $1.5 million to be released as a reduction to goodwill generated from the Ciao acquisition.
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
     On September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments during 2005 of $124,000 and the remaining liability at December 31, 2005 was $752,000. Additionally, we made payments of $225,000 during 2006 and the remaining liability at June 30, 2006 was $527,000, which is expected to be paid by September 30, 2007.

Note 15 — Restructuring Program:
     In December 2005, we initiated a rightsizing plan pursuant to which we determined to reduce costs in an effort to more closely align our costs with our revenue outlook in North America. As part of this rightsizing effort we reduced North American staff by 39 positions. This rightsizing plan related to rightsizing our employee base, certain existing leases, in-sourcing certain previously outsourced functions and engaging in actions designed to reduce our cost structure and improve profitability. During the first six months of 2006, we recorded approximately $188,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations. We estimate that we will record additional charges for costs and expenses related to this rightsizing plan as they are incurred in the second half of 2006. These will include costs associated with the downsizing or relocation of our Encino, California office. We expect to complete this North American rightsizing plan by the end of 2006. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:
     Activity associated with our restructuring program is comprised of (in thousands):

	Severance	Lease
	and	Cancellation	North
	Related	and	American
	Costs	Other Costs	Total
Restructuring activity:
Balance at December 31, 2005	$347	$—	$347
Provision	82	106	188
Charges against reserve	(353)	(106)	(459)

Balance at June 30, 2006	$76	$—	$76

Additional information:
Cumulative amount incurred as of June 30, 2006	$461	$106	$567

Total expected amounts to be incurred*	$461	$160	$621

*	The total expected amounts of $621,000 represents the cumulative amount incurred through June 30, 2006 of $567,000, plus additional restructuring charges of $54,000 primarily related to the lease terminations that we have identified to date that have not yet been recognized in the consolidated financial statements, excluding interest accretion on the reserve. We have currently estimated a sub-lease rental component in our future lease cancellation and other costs. Both the timing and amount of these estimates are dependent on external factors and may materially differ once such contracts are finalized.
     Severance and related benefit costs as well as the lease cancellation and other costs are expected to be paid through September 2006. We do not expect our restructuring program to have a material affect on our future results of operations, liquidity, or capital resources. We expect to pay these restructuring expenses using cash flow from operations. Estimated termination charges associated with these cancellations and alternative lease arrangements will be adjusted and expensed as incurred. During the first quarter of 2006, we sub-let our San Francisco, California office at amounts which approximate our net monthly rental expense. Our office in Durham, North Carolina has been closed, effective April 30, 2006.
Note 16 — Subsequent events:
     On July 25, 2006, we announced plans to start the process of separating the Ciao Internet survey solutions and comparison shopping business segments from an operational and legal perspective. We also announced that Ciao’s two managing directors, Max Cartellieri and Gunnar Piening resigned their positions and that they would be succeeded by Nicolas Metzke. In addition, on July 25, 2006, we entered into Separation Agreements with Messrs. Cartellieri and Piening, pursuant to which we have made payments to them of €129,649 (approximately $164,000) and €179,336 (approximately $227,000), respectively, in settlement of all amounts due under their employment agreements with Ciao.
     On August 1, 2006, we authorized the release of all funds remaining in escrow in connection with the acquisition of Rapidata as there were no outstanding claims against the escrowed funds.

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
Segment Information
     We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping, which both operate in Europe and the rest of the world through Ciao GmbH (“Ciao”) and its consolidated subsidiaries. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. While the comparison shopping business operated through our European operations was not a reportable segment for fiscal year 2005, we are presenting certain information about this business because we believe it helps readers understand our business and our European operations as a whole. In 2005, we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of our comparison shopping business separately. We implemented financial systems during 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We evaluate our operating segment’s performance primarily based on a measure we call segment operating income. Segment operating income is defined as operating income excluding depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, directors and officers insurance premiums, board of director fees, investor relations costs and fees associated with ongoing Sarbanes-Oxley compliance in our North American segment as well as fees and costs associated with the process of becoming Sarbanes-Oxley compliant in our European-based segments. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. We have reclassified certain prior period amounts to conform with the current period’s presentation in order to prepare comparable segment results. Financial information about our reportable segments is included in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our critical accounting policies during the six months ended June 30, 2006, except as noted below.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.

     Stock-Based Compensation. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock- Based Compensation,” (“SFAS 123”), which requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and similar awards. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing compensation expense for our share-based payments based on the fair value of the awards at the grant date. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.
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
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the six months ended June 30, 2006. Prior periods have not been restated.
     During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would otherwise have recognized in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006. As of June 30, 2006, we estimate that the implementation of SFAS 123(R) will result in approximately $5.2 million of additional compensation expense, including approximately $1.3 million for the remaining six months of 2006, excluding any additional grants. The expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $2.5 to $3.0 million for the full year of 2006, which includes estimated additional grants.
     Translation of foreign currencies. As a result of the Ciao acquisition in April 2005, we began significant operations in Europe where the functional currency is other than the U.S. Dollar, primarily the Euro. Effects of currency exchange rate differences between those currencies and the U.S. Dollar were immaterial during the three and six months ended June 30, 2006 as compared to the same period in the prior year, except where indicated. However, we cannot guarantee that such amounts will continue to be immaterial in the future.

Results of Operations
Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005
Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	2006	%	2005	%
Net revenues	$24,453	100.0%	$26,283	100.0%
Cost of revenues	5,560	22.7	7,162	27.3

Gross profit	18,893	77.3	19,121	72.7

Operating expenses:
Selling, general and administrative	10,717	43.8	11,174	42.4
Panel acquisition expenses	1,231	5.0	833	3.2
Depreciation and amortization	2,401	9.8	2,020	7.7
Research and development	821	3.4	570	2.2
Restructuring charges	20	0.1	—	—

Total operating expenses	15,190	62.1	14,597	55.5

Operating income	3,703	15.2	4,524	17.2

Other income (expense):
Interest income (expense), net	85	0.3	(232)	(0.9)
Other income (expense), net	(206)	(0.8)	22	0.1

Total other income (expense), net	(121)	(0.5)	(210)	(0.8)

Income before income taxes	3,582	14.7	4,314	16.4

Provision (benefit) for income taxes	1,328	5.5	(14,812)	(56.4)

Net income	$2,254	9.2%	$19,126	72.8%

     Net Revenues. Net revenues for the three months ended June 30, 2006 were $24.5 million, compared to $26.3 million for the three months ended June 30, 2005, a decrease of $1.8 million, or 7.0%. Net revenues decreased primarily as a result of weaker revenues in our North American segment in the current year period primarily due to increased competition and pricing pressure and the reduction of approximately $600,000 in revenues included in the prior year period associated with the Zing Wireless, Inc. (“goZing”) Online Marketing (“OLM”) business, which we wound down later in 2005. Partially offsetting the decreased revenues were higher revenues associated with our comparison shopping business and increased demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment.
     Gross Profit. Gross profit for the three months ended June 30, 2006 was $18.9 million, compared to $19.1 million for the three months ended June 30, 2005, a decrease of $0.2 million, or 1.2%. Gross profit as a percentage of revenues increased by 4.6% to 77.3% from 72.7%, primarily as a result of an increase in the Ciao business segment’s reported gross profit percentage to approximately 83.2% in the three months ended June 30, 2006 compared to approximately 81.8% for the three months ended June 30, 2005, and an increase in the North American Internet survey solutions segment’s gross profit percentage from 68.8% in the three months ended June 30, 2005 to 73.4%, in the three months ended June 30, 2006, excluding inter-segment revenues.
     The increase in gross profit as a percentage of revenues of 4.6% was due to primarily to a reduction in costs as a percentage of revenue of:
•	incentives of 3.7%;

•	publisher commissions of 0.9%;

•	survey distribution costs of 0.6%;

•	amortization of internal use software of 0.3%;

•	revenue share arrangements of 0.2%; and

•	other direct costs of 1.5%.

     These decreases as a percentage of revenue were in turn offset by an increase in costs as a percentage of revenue of:
•	direct project personnel costs of 1.6%;

•	outside sample purchases of 0.8%; and

•	stock-based compensation expense of 0.2%.
The decrease in incentives as a percentage of revenue was due primarily to the following factors:
i)	higher incentives paid in the prior year period primarily as a result of the goZing acquisition in February 2005, which provided for higher guaranteed incentive payments;

ii)	changing our definition of an “active panelist” reducing the activity timeframe from 1 year to 6 months. This has in turn increased the incentives forfeited by inactive panelists for the quarter;

iii)	increasing the percentage of surveys completed using random internet sampling. Payments we make to web affiliates participating in random internet sampling include respondent incentives and thereby reduce the incentives we have to pay to our panel members; and

iv)	the growth of the comparison shopping revenues which have no incentive expense in cost of revenues.
     The decrease in publisher commissions and survey distribution costs as a percentage of revenues is primarily the result of the shut down of the OLM business in 2005 and the elimination of publisher commissions, integrating the goZing Internet survey solutions business with the legacy North American business and the elimination of third party email distribution costs.
     The decrease in amortization of internal use software as a percentage of revenues was due to lower amortization in our European business segments, which typically have not utilized internally developed software to the same extent as in the North American segment. This was partially offset by the impact of new software applications developed internally in North America, which are used in survey production, such as the Unified Panel System, a system designed to integrate the various panels and production environments of Greenfield Online, Inc., OpinionSurveys, goZing, Rapidata.net, Inc. (“Rapidata”) and potentially Ciao in the future.
     The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in the fees paid to MSN.
     The increase in direct project labor as a percentage of revenues was due in part to lower revenue in North America in 2006 versus 2005, as well as increased variable compensation expense paid to direct project personnel in 2006 versus 2005 in the North American Internet survey solutions segment. The increased variable compensation expense paid to direct project personnel in 2006 was due primarily to a revised incentive plan based upon individual revenue and quality goals for each direct project personnel. In addition, the increase in direct project labor in Europe was due to an increase in survey production performed in the Munich, Germany office and an increase in the percentage of full service projects in Europe.
     The increase in outside sample purchases as a percentage of revenues was due to the introduction of random internet sample fees paid to affiliates in 2006, which is a new and alternative method for obtaining survey respondents. This was partially offset by a reduction in outside sample purchases, related primarily to European sourced sample, which was supplied by the panelists acquired as a result of the Ciao acquisition in April 2005.
     The increase in stock-based compensation expense was due to the implementation of SFAS 123(R) on January 1, 2006.
     We expect gross profit to remain variable from quarter to quarter as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenues recognized in each period. We believe our overall margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 were $10.7 million, compared to $11.2 million for the prior year period, a decrease of $0.5 million, or 4.1%. Fluctuations in currency rates decreased selling, general and administrative expenses by approximately $0.1 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have decreased by approximately $0.4 million. Selling expenses, primarily personnel costs and related commissions, increased by approximately $0.1 million for the three months ended June 30, 2006, compared to the same period in the prior year.
     Marketing and promotion expenses decreased by approximately $0.1 million for the three months ended June 30, 2006 compared to the same period in the prior year due to higher spending levels in 2005 related to advertising and marketing programs to promote our new corporate and panel capabilities following the acquisitions of Rapidata, goZing and Ciao.
     General and administrative expenses decreased by approximately $0.5 million for the three months ended June 30, 2006 compared to the same period in the prior year, primarily related to decreased public company expenses of approximately $0.5 million and other costs of approximately $0.1 million, partially offset by additional personnel costs of approximately $0.1 million. Personnel costs excluding stock-based compensation decreased approximately $0.2 million primarily as a result of our North American right-sizing initiatives. This decrease was more than offset by increased stock-based compensation expense of approximately $0.3 million as a result of the implementation of
SFAS 123(R). Public company expenses decreased primarily as a result of reduced consulting costs in the current year period resulting from the implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002 during the prior year period in North America.
     Selling, general and administrative expenses as a percentage of net revenues increased to 43.8% for the three months ended June 30, 2006 from 42.4% of the net revenue for the three months ended June 30, 2005. In the near term, we expect selling, general and administrative expenses as a percentage of revenues to remain at approximately the same level as we experienced in the three months ended June 30, 2006.
     Panel Acquisition Expenses. Panel acquisition expenses were $1.2 million for the three months ended June 30, 2006, compared to $0.8 million for the three months ended June 30, 2005, an increase of $0.4 million, or 47.8%. Panel acquisition expenses increased primarily as a result of our focus on acquiring additional panelists in an effort to broaden our domestic and international panels.
     Panel acquisition expenses were 5.0% of net revenues for the three months ended June 30, 2006 and 3.2% for the three months ended June 30, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the three months ended June 30, 2006 were $2.4 million, compared to $2.0 million for the three months ended June 30, 2005, an increase of $0.4 million, or 18.9%. This increase in depreciation and amortization expense occurred as a result of the impact of significant increases in capital expenditures beginning in 2005. Also, during 2005, we began integrating the panelist databases and technologies acquired in 2005. As part of this on-going integration, we determined that certain database software applications would have limited usage subsequent to the completion of the integration of our panelist databases and processes. Therefore, as of the end of November 2005, we reduced the estimated useful lives of these software applications to ten months.

     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the three months ended June 30, 2006, pre-tax restructuring expenses of approximately $20,000 associated with office closings and personnel employment terminations. We do not expect the restructuring expenses associated with our right-sizing plan to have a material impact on our results of operations, cash flows, liquidity, or capital resources. We intend to pay these restructuring expenses using cash available from operations.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2006 were $0.8 million, compared to $0.6 million for the prior year period, an increase of $0.2 million, or 44.0%. Research and development expenses increased as a result of the increase in the North American research and development staff during the latter half of 2005, and to a lesser extent, the acquisition of Ciao during 2005, which had its own research and development teams. We enhanced our North American research and development team with the recruitment of a new Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.
     Interest Income (Expense), Net. Net interest income for the three months ended June 30, 2006 was $0.1 million, compared to net interest expense of $0.2 million for the three months ended June 30, 2005, an increase of $0.3 million in net interest income.
     This increase in our net interest income was primarily due to two factors:
•	The decrease in net interest expense associated with our debt and capital lease obligations, which were paid off in December 2005 and March 2006, respectively; and

•	The increase in net interest income resulting from higher cash balances in interest bearing instruments in 2006 versus 2005.
     Other Income (Expense), Net. Other expense, net for the three months ended June 30, 2006 was $206,000, compared to other income, net of $22,000 for the three months ended June 30, 2005. Other income (expense) for the periods ended June 30, 2006 and 2005 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada. The increase in the current period expense is associated with the effects of currency rate fluctuations primarily between the U.S. Dollar and the Euro.
     Provision (Benefit) for Income Taxes. We recorded an income tax provision for the three months ended June 30, 2006 of $1.3 million, compared to an income tax benefit of $14.8 million for the three months ended June 30, 2005. The increase in the tax provision is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic valuation allowance.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As a result of this assessment, we continue to believe that as of June 30, 2006, our domestic deferred tax assets are more likely than not to be realized. As of June 30, 2006, a valuation allowance of approximately $1.5 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized.
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

     Net Income. Our net income for the three months ended June 30, 2006 was $2.3 million, compared to $19.1 million for the three months ended June 30, 2005. The decrease in net income was primarily the result of the release of our domestic valuation allowance of $15.7 million in the prior year period and an increase in operating expenses of $0.6 million. Operating expenses grew faster than gross profit as a result of the impact of acquisition related depreciation and amortization, stock based compensation expense associated with the implementation of SFAS 123(R), as well as spending in the areas of panel acquisition and R&D to improve our supply capabilities and integrate and automate our survey delivery capabilities.
North American Internet Survey Solutions Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2006	%	2005	%
Net revenues	$15,110	100.0%	$18,248	100.0%
Segment operating income	3,186	21.1	5,683	31.1
     Net Revenues. Net revenues for the three months ended June 30, 2006 were $15.1 million, compared to $18.2 million for the three months ended June 30, 2005, a decrease of $3.1 million, or 17.2%. Net revenues decreased for the following reasons:
i)	during the latter half of 2005, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year; and

ii)	in 2005, the North American Internet survey solutions segment included revenues of approximately $600,000 associated with the goZing OLM, which we wound down later in 2005.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2006 was $3.2 million, compared to $5.7 million for the prior year, a decrease of $2.5 million, or 43.9%. Segment operating income declined primarily as a result of:
i)	lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure; and

ii)	lower gross profit resulting from increased demand for higher-cost European-sourced data, which was supplied by Ciao.
Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2006	%	2005	%
Net revenues	$7,693	100.0%	$6,261	100.0%
Segment operating income	3,351	43.6	2,551	40.7
     Net Revenues. Net revenues for the three months ended June 30, 2006 were $7.7 million, compared to $6.3 million for the three months ended June 30, 2005, an increase of $1.4 million, or 22.9%. Net revenues increased by approximately $1.8 million due to inter-segment revenues generated from the sale of European sample to our North

American segment. Otherwise, net revenues would have declined by approximately $0.4 million, which is primarily due to increased competition.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2006 was $3.4 million, compared to $2.6 million for the prior year, an increase of $0.8 million or 31.4%. Segment operating income increased as a result of the increased inter-segment revenues, partially offset by increased variable cost associated with revenue growth.
Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2006	%	2005	%
Net revenues	$4,231	100.0%	$2,336	100.0%
Segment operating income	2,642	62.4	1,167	50.0
     Net Revenues. Net revenues for the three months ended June 30, 2006 were $4.2 million, compared to $2.3 million for the three months ended June 30, 2005, an increase of $1.9 million, or 81.1%. Net revenues increased due primarily to increased activity in the comparison shopping market both in Europe and internationally.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2006 was $2.6 million, compared to $1.2 million for the prior year, an increase of $1.4 million. Segment operating income increased primarily as a result of the increased revenues, partially offset by the increased operating costs incurred to support the growth of this operating segment.
Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005
Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	2006	%	2005	%
Net revenues	$45,985	100.0%	$41,534	100.0%
Cost of revenues	11,108	24.2	11,587	27.9

Gross profit	34,877	75.8	29,947	72.1

Operating expenses:
Selling, general and administrative	20,252	44.0	17,872	43.1
Panel acquisition expenses	2,937	6.4	1,287	3.1
Depreciation and amortization	4,717	10.3	2,803	6.7
Research and development	1,762	3.8	916	2.2
Restructuring charges	188	0.4	—	—

Total operating expenses	29,856	64.9	22,878	55.1

Operating income	5,021	10.9	7,069	17.0

Other income (expense):
Interest income (expense), net	(82)	(0.2)	222	0.5
Other income (expense), net	(154)	(0.3)	(19)	0.0

Total other income (expense), net	(236)	(0.5)	203	0.5

Income before income taxes	4,785	10.4	7,272	17.5

Provision (benefit) for income taxes	1,690	3.7	(14,320)	(34.5)

Net income	$3,095	6.7%	$21,592	52.0%

     Net Revenues. Net revenues for the six months ended June 30, 2006 were $46.0 million, compared to $41.5 million for the six months ended June 30, 2005, an increase of $4.5 million, or 10.7%. Net revenues increased primarily as a result of the inclusion of three newly acquired businesses for a full six months ended June 30, 2006: Rapidata goZing and Ciao. In 2005, we owned Rapidata and goZing starting on January 25, 2005 and February 8, 2005, respectively, and, we acquired Ciao on April 6, 2005. Contributing to the increase in revenues was a significant increase in demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment and increased revenues associated with our comparison shopping business. These increases were slightly offset by a reduction of approximately $1.0 million in revenues associated with the goZing OLM business in the prior year period, which we wound down later in 2005. In addition the revenue increase was partially offset by a decline in the North American Internet survey solutions segment’s revenues as a result of increased competition.
     Gross Profit. Gross profit for the six months ended June 30, 2006 was $34.9 million, compared to $29.9 million for the six months ended June 30, 2005, an increase of $5.0 million, or 16.5%. Gross profit as a percentage of revenues increased by 3.7% to 75.8% from 72.1% primarily as a result of the accretive impact of the acquired Ciao business segments, which reported a gross profit percentage of approximately 82.4% in the six months ended June 30, 2006 compared to 81.8% for the six months ended June 30, 2005, and an increase in the North American Internet survey solutions segment’s gross profit percentage from 69.8% to 71.8%, excluding inter-segment revenues.
     The increase in gross profit as a percentage of revenue was due to a decrease in costs as a percentage of revenue of:
•	incentives of 3.5%;

•	publisher commissions of 0.6%;

•	survey distribution costs of 0.4%;

•	revenue share arrangements of 0.4%;

•	amortization of internal use software of 0.2%; and

•	other direct costs of 0.8%;
     The decreased costs as a percentage of revenue were in turn offset by increases in costs as a percentage of revenue of:
•	direct project personnel of 1.4%;

•	outside sample purchases of 0.7%; and

•	stock-based compensation expense of 0.1%.
The decrease in incentives as a percentage of revenue was due primarily to the following factors:
i)	higher incentives paid in the prior year period primarily as a result of the goZing acquisition in February 2005, which provided for higher guaranteed incentive payments;

ii)	changing our definition of an “active panelist” reducing the activity timeframe from 1 year to 6 months. This has in turn increased the incentives forfeited by inactive panelists for the period;

iii)	increasing the percentage of surveys completed using random internet sampling. Payments we make to web affiliates participating in random internet sampling include respondent incentives and thereby reduce the incentives we have to pay to our panel members; and

iv)	the growth of the comparison shopping revenues which have no incentive expense in cost of revenues.
     The decrease in publisher commissions and survey distribution costs as a percentage of revenues is primarily the result of the shut down of the OLM business in 2005 and the elimination of publisher commissions, integrating the goZing Internet survey solutions business with the legacy North American business and the elimination of third party email distribution costs.
     The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in the fees paid to MSN.
     The decrease in amortization of internal use software as a percentage of revenues was due to lower amortization in our European business segments, which typically have not utilized internally developed software to the same extent as in the North American segment. This decrease was partially offset by the impact of new software applications developed internally in North America, which are used in survey production, such as the Unified Panel System, a system designed to integrate the various panels and production environments of Greenfield Online, Inc., OpinionSurveys, goZing, Rapidata and potentially Ciao in the future.
     The increase in direct project labor as a percentage of revenues in the North American Internet survey solutions segment was due in part to lower revenue in North America in 2006 versus 2005, as well as increased variable compensation expense paid to direct project personnel in 2006 versus 2005. The increased variable compensation expense paid to direct project personnel in 2006 was due primarily to a revised incentive plan based upon individual revenue and quality goals for direct project personnel. In addition, the increase in direct project labor in Europe was due to an increase in survey production performed in the Munich, Germany office and an increase in the percentage of full service projects in Europe.
     The increase in outside sample purchases as a percentage of revenues was due to the introduction of random internet sample fees paid to affiliates in 2006, which is a new and alternative method for obtaining survey respondents. This was partially offset by a reduction in outside sample purchases, related primarily to European sourced sample, which was supplied by the panelists acquired as a result of the Ciao acquisition in April 2005.
     The increase in amortization of internal use software as a percentage of revenues was due to the impact of new software applications developed internally, which are used in survey production, such as the Unified Panel System, a system designed to integrate the various panels and production environments of Greenfield Online, Inc., OpinionSurveys, goZing, Rapidata and potentially Ciao in the future.
     The increase in stock-based compensation expense was due to the implementation of SFAS 123(R) on January 1, 2006.
     We expect gross profit to remain variable from quarter to quarter as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our overall margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 were $20.3 million, compared to $17.9 million for the prior year period, an increase of $2.4 million, or 13.3%. Selling, general and administrative expenses increased primarily as a result of the inclusion of three acquired businesses for the full six months ended June 30, 2006: Rapidata, goZing and Ciao. Selling, general and administrative expense in our legacy Internet survey solutions business segment in North America decreased by approximately $1.7 million, while selling, general and administrative expenses increased in our European-based businesses by approximately $4.1 million.
     Selling expenses, primarily personnel costs and related commissions, increased by approximately $0.8 million for the six months ended June 30, 2006 compared to the same period in the prior year as a result of the addition of the selling expenses attributable to Rapidata, goZing and Ciao for the full six months ended June 30, 2006.

     Marketing and promotion expenses decreased by approximately $0.1 million for the six months ended June 30, 2006 compared to the same period in the prior year due to higher spending levels in 2005 related to advertising and marketing programs to promote our new corporate and panel capabilities following the acquisitions of Rapidata, goZing and Ciao.
     General and administrative expenses increased by approximately $1.7 million for the six months ended June 30, 2006 compared to the same period in the prior year, primarily related to higher personnel costs of approximately $2.0 million and other costs of approximately $0.3 million, partially offset by decreased public company expenses of approximately $0.6 million. Personnel costs increased approximately $1.5 million primarily as a result of the inclusion of costs associated with Rapidata, goZing and Ciao for the full six months ended June 30, 2006 as well as further investment in 2006 in finance and administrative staff necessary to operate as a public company in the United States, and increased stock-based compensation expense of approximately $0.5 million as a result of the implementation of SFAS 123(R). Public company expenses decreased primarily as a result of reduced consulting costs in the current year period resulting from the implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002 during the prior year period in North America.
     Selling, general and administrative expenses as a percentage of net revenues increased to 44.0% for the six months ended June 30, 2006 from 43.1% of the net revenue for the six months ended June 30, 2005. In the near term, we expect selling, general and administrative expenses as a percentage of revenues to remain at approximately the same level as we experienced in the six months ended June 30, 2006.
     Panel Acquisition Expenses. Panel acquisition expenses were $2.9 million for the six months ended June 30, 2006, compared to $1.3 million for the six months ended June 30, 2005, an increase of $1.6 million, or 128.2%. Panel acquisition expenses increased primarily as a result of our focus on acquiring additional panelists in an effort to broaden our domestic and international panels. Approximately $287,000 of the increase was related to higher amortization expense associated with the panel assets acquired from Rapidata, goZing and Ciao, as these costs are included for the full six months ended June 30, 2006.
     Panel acquisition expenses were 6.4% of net revenues for the six months ended June 30, 2006 and 3.1% for the six months ended June 30, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the six months ended June 30, 2006 were $4.7 million, compared to $2.8 million for the six months ended June 30, 2005, an increase of $1.9 million, or 68.3%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisitions of OpinionSurveys, Rapidata, goZing and Ciao, as well as, significant increases in capital expenditures during 2005.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the six months ended June 30, 2006, pre-tax restructuring expenses of approximately $188,000 associated with office closings and personnel employment termination. We do not expect these restructuring expenses associated with our right-sizing plan to have a material impact on our results of operations, cash flows, liquidity, or capital resources. We intend to pay these restructuring expenses using cash available from operations.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2006 were $1.8 million, compared to $0.9 million for the prior year period, an increase of $0.9, or 92.4%. Research and development expenses increased as a result of the increase in the North American research and development staff during the latter half of 2005, and to a lesser extent, the acquisition of goZing and Ciao during 2005, each of which had their own research and development teams. We enhanced our North American research and development team with the recruitment of a new Chief Technology Officer and a team of software developers located in our

Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.
     Interest (Expense) Income, Net. Net interest expense for the six months ended June 30, 2006 was $82,000, compared to net interest income of $222,000 for the six months ended June 30, 2005, an increase of $304,000 in net interest expense. The increase in net interest expense was primarily due to higher cash balances in early 2005, which earned interest income in the prior year period. These funds were used to acquire Rapidata, goZing and Ciao, and as a result, we had lower cash balances earning interest income in the current year period. In addition, we incurred increased interest expense related to our capital lease obligations in the current year period, which we repaid in full in March of 2006.
     Other Expense, Net. Other expense, net for the six months ended June 30, 2006 was $154,000, compared to $19,000 for the six months ended June 30, 2005. Other expense, net for the periods ended June 30, 2006 and 2005 related primarily to the effects of currency rate fluctuations associated with our operations in India, Europe and Canada. The increase in the current period expense is associated with the effects of currency rate fluctuations primarily between the U.S. Dollar and the Euro.
     Provision (Benefit) for Income Taxes. We recorded an income tax provision for the six months ended June 30, 2006 of $1.7 million, compared to an income tax benefit of $14.3 million for the six months ended June 30, 2005. The increase in the tax provision is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic valuation allowance.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As a result of this assessment, we continue to believe that as of June 30, 2006, our domestic deferred tax assets are more likely than not to be realized. As of June 30, 2006, a valuation allowance of approximately $1.5 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized.
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
     Net Income. Our net income for the six months ended June 30, 2006 was $3.1 million, compared to $21.6 million for the six months ended June 30, 2005. The decrease in net income was primarily the result of the release of our domestic valuation allowance of $15.7 million in the prior year period, an increase in operating expenses of $7.0 million and an unfavorable change in interest and other expense of $439,000, partially offset by the increase in gross profit of approximately $5.0 million. Operating expenses grew faster than gross profit as a result of the impact of acquisition related depreciation and amortization, stock based compensation expense associated with the implementation of SFAS 123(R), as well as strategic spending in the areas of panel acquisition and R&D to improve our supply capabilities and integrate and automate our survey delivery capabilities.

North American Internet Survey Solutions Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2006	%	2005	%
Net revenues	$28,925	100.0%	$33,499	100.0%
Segment operating income	6,202	21.4	10,994	32.8
     Net Revenues. Net revenues for the six months ended June 30, 2006 were $28.9 million, compared to $33.5 million for the six months ended June 30, 2005, a decrease of $4.6 million, or 13.7%. Net revenues decreased for the following reasons:
i)	during the latter half of 2005, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year; and

ii)	in 2005, the North American Internet survey solutions segment included revenues of approximately $1.0 million associated with the goZing Online OLM, which we wound down later in 2005.
     Segment Operating Income. Segment operating income for the six months ended June 30, 2006 was $6.2 million, compared to $11.0 million for the prior year, a decrease of $4.8 million or 43.6%. Segment operating income declined as a result of:
i)	lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure; and

ii)	lower gross profit resulting from increased demand for higher-cost European-sourced data, which was supplied by Ciao.
Ciao Internet Survey Solutions Segment Results
     We established the Ciao Internet survey solutions operation in April 2005, upon the closing of our acquisition of Ciao. The following table sets forth the results of our Ciao Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2006	%	2005	%
Net revenues	$13,438	100.0%	$6,261	100.0%
Segment operating income	5,117	38.1	2,551	40.7
     Net Revenues. Net revenues for the six months ended June 30, 2006 were $13.4 million, compared to $6.3 million for the six months ended June 30, 2005, an increase of $7.2 million. Net revenues increased for the six months primarily as a result of including Ciao for the full six months in 2006 as compared to only three months in the same period in 2005 (since the acquisition occurred in April 2005).
     Segment Operating Income. Segment operating income for the six months ended June 30, 2006 was $5.1 million, compared to $2.6 million for the prior year, an increase of $2.5 million. Segment operating income increased primarily as a result of including Ciao for the full six months in 2006 as compared to three months in 2005 since the acquisition occurred in April 2005.

Ciao Comparison Shopping Segment Results
     We established the Ciao comparison shopping operation in April 2005, upon the closing of our acquisition of Ciao. The following table sets forth the results of our Ciao comparison shopping segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2006	%	2005	%
Net revenues	$7,638	100.0%	$2,336	100.0%
Segment operating income	4,292	56.2	1,167	50.0
     Net Revenues. Net revenues for the six months ended June 30, 2006 were $7.6 million, compared to $2.3 million for the six months ended June 30, 2005, an increase of $5.3 million. Net revenues increased for the six months primarily as a result of including Ciao for the full six months in 2006 as compared to only three months in the same period in 2005 since the acquisition occurred in April 2005.
     Segment Operating Income. Segment operating income for the six months ended June 30, 2006 was $4.3 million, compared to $1.2 million for the prior year, an increase of $3.1 million. Segment operating income increased primarily as a result of including Ciao for the full six months in 2006 as compared to three months in 2005 since the acquisition occurred in April 2005.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with the offering amounting to approximately $0.8 million. At June 30, 2006, we had approximately $25.2 million in cash and cash equivalents on hand, compared to approximately $20.6 million as of December 31, 2005, an increase of $4.6 million. This increase is primarily due to our profitability and resulting cash flow, offset by capital expenditures as well as cash utilized to repay our capital lease obligations with Somerset Capital Group Ltd., a leasing company (“Somerset Capital”), during March 2006.
     Cash provided by operations for the six months ended June 30, 2006 was $10.1 million, compared to $9.0 million for the six months ended June 30, 2005. The increase in cash flow from operations was primarily attributable to our improved working capital management.
     Cash used by investing activities was $1.9 million for the six months ended June 30, 2006 compared to $95.1 million for the six months ended June 30, 2005. The decrease in cash used by investing activities was primarily due to cash used to purchase Rapidata goZing and Ciao during 2005, offset by net sales of our marketable securities, primarily utilized to fund the acquisition of Ciao at the beginning of the second quarter of 2005.
     Cash used by financing activities was $4.2 million for the six months ended June 30, 2006 compared to cash provided by financing activities of $22.0 million for the six months ended June 30, 2005. Cash usage in the current year period is primarily the result of the pay-off of our remaining capital leases with Somerset Capital in March 2006. The cash provided by financing activities in the 2005 period was primarily the result of the borrowings under a credit facility, the proceeds of which were used in acquiring the Ciao business and to a lesser extent, net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions.
     Our working capital at June 30, 2006 was $24.5 million, compared to $18.1 million at December 31, 2005, an increase of $6.4 million. The increase in working capital was primarily due to our profitability for the six months ended June 30, 2006 and the use of cash flows to reduce capital lease debt.
     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the six months ended June 30, 2006, the utilization of our domestic NOLs was not impacted by this limitation and we do not anticipate that there will be an impact for the year ended December 31, 2006.
     In March 2006, we repaid all of the outstanding capital lease obligations that we had with Somerset Capital of approximately $3.8 million, as we were generating cash flow from operations sufficient to support the needs of our on-going operations and capital expenditures. If, in the future, Somerset Capital declines to continue to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.
     At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the six months ended June 30, 2006, we incurred capital expenditures of $1.6 million and $549,000 related to North America and Europe, respectively, including approximately $263,000 financed through capital leases. For fiscal 2006, we expect capital expenditures to total approximately $4.5 to $5.5 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. These capital expenditures were funded by a combination of capital leases from Somerset Capital and cash flow from operations. In the future, we expect that these costs will be funded from our cash flow from operations.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended June 30, 2006, except for the restructuring and management change commitments as discussed further below. Additionally, due primarily to our acquisitions, our external commitments have increased significantly. The following table summarizes our contractual obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	June 30,						2011 and
	2006	2006 (1)	2007	2008	2009	2010	Thereafter
Contractual obligations:
Capital lease obligations	$65	$18	$25	$14	$8	$—	$—
Non-cancelable operating lease obligations	9,969	1,596	2,771	2,526	2,031	743	302
Management change commitments*	527	209	318	—	—	—	—
Restructuring commitments**	76	76	—	—	—	—	—
Other long-term liabilities	14	3	6	5	—	—	—

Total contractual cash obligations	$10,651	$1,902	$3,120	$2,545	$2,039	$743	$302

(1)	Includes only the remaining six months of the year ending December 31, 2006.

*	These management change commitments are a result of our recent management change as described in Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

**	The restructuring charge commitments are a result of our recently announced rightsizing plan in North America as described in Note 15 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

     Based on our current level of operations and anticipated growth, we believe that cash generated from operations will be adequate to fund our working capital and other capital expenditure requirements through the foreseeable future, although no assurance can be given in this regard. We believe we are more likely than not to realize our domestic and certain of our foreign deferred tax assets in the future, which could result in a reduction of our tax obligations in the future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     We operate primarily in the United States and Europe, and our business is expanding internationally. As a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates, primarily changes in the U.S. Dollar to Euro exchange rate. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
Item 4: Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to Greenfield Online, Inc., including our consolidated subsidiaries and was accumulated and communicated to our management, including our Certifying Officers, or persons performing similar functions as appropriate, to allow timely decisions regarding disclosure.
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
We may not be successful at implementing our announced strategy to separate our Ciao Internet survey solutions and Ciao comparison shopping portals into two separate businesses and the separation may have unforeseen consequences for the Ciao business as a whole and our financial condition and results of operations may suffer.
     On July 25, 2006 we announced that we were starting a process of separating our Internet survey solutions and comparison shopping business operated through our Ciao GmbH (“Ciao”) subsidiary into two separate legal and operational entities. This reorganization involves many complex issues including the following:
•	division and apportionment of intellectual property including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology including licensed and internally developed software, hardware and operating systems;

•	allocation of personnel to each entity; and

•	division and apportionment of real estate.
     Should we fail to manage these issues properly or if management is distracted from day-to-day business operations by this separation process, our overall business at our Ciao subsidiary may suffer and as a result our financial condition and results of operations may suffer.
     In addition we will face complex commercial, legal, corporate and tax issues, which if managed improperly may have a negative impact on our customer relationships, employee relationships, panelist relationships, comparison shopping member relationships and our domestic and international tax positions.
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

     In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives, however, the panels acquired as a result of our recent acquisitions of Zing Wireless, Inc. (“goZing”) and Ciao have been managed using a guaranteed, cash-based incentive system. In April 2004, we shifted the incentive program for our Internet panels in North America away from cash-based payments to a program emphasizing prize-based incentives. If we shift back to a cash-based payment incentive program for our Internet panels in North America, otherwise increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.
We derived approximately 38% of our total net revenue from ten clients in the six months ended June 30, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping, we derived approximately 42%, 48% and 63% of net revenue from ten clients for the six months ended June 30, 2006, respectively. If we were to lose, or if there were a material reduction in business from these clients, our net revenue might decline substantially.
     Our ten largest clients accounted for approximately 38% of our total net revenue for the six months ended June 30, 2006. On a consolidated basis no single client accounted for 10% or more of our net revenue for the six months ended June 30, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping we derived approximately 42%, 48% and 63% of net revenue from ten clients in the six months ended June 30, 2006, respectively. In our North American Internet survey solutions segment, one client, GfK-AG and its five North American subsidiaries, represented approximately 11% of net revenue. Two clients, Taylor Nelson Sofres, Plc (“TNS”) and GfK-AG, operating through 11 and 5 separate customers, respectively, each accounted for approximately 12% and 11%, respectively, of our Ciao Internet survey solutions segment revenues. Two clients, eBay, Inc. and Google, Inc., each accounted for approximately 29% and 23%, respectively, of our Ciao comparison shopping segment revenues. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substantially.
We may not be able to successfully compete with other Internet survey solutions providers, marketing research firms and other potential competitors, which may cause us to lose sales or experience lower margins on sales.
     The market for our products and services is highly competitive. In North America we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., Harris Interactive Service Bureau, SPSS Service Bureau, OpenVenue, Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/Bloomerce, Novatris, Lightspeed Online Research, Inc., ToLuna Plc and Research Now Plc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.
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
     Our employee base has grown from 54 in February 2002 to 593 as of June 30, 2006, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
     We are concentrating a significant portion of our operational capacity in our facilities located in India, Canada, Germany, Romania and Poland and may open additional facilities elsewhere in the world. If we fail to successfully build or maintain our operations in these countries or elsewhere, we may suffer interruptions in the delivery of our products and services to our clients. In addition, if we fail in this regard, we may be required to relocate these international operations to the United States or elsewhere and thereby incur higher labor costs and relocation costs.
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

     During the first half of 2006 we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.
     We have a team of 203 professionals in India as of June 30, 2006, who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report, including, among other things:

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives;

•	our ability to bring expenses in line with current revenue levels;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	our ability to accurately predict future revenue;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to reaccelerate North American sales growth;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	our online business model;

•	demand for our products and services;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

     Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 16, 2006 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2009 and until their successors are duly elected and qualified; and (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2006.
     The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

	Number of Shares	Number of Shares
	Voted For	Withheld
Burton J. Manning	21,244,011	113,978
Joseph A. Ripp	21,375,718	182,271
     Additionally, there are five directors whose term of office continues after the annual meeting. Peter Sobiloff, Joel R. Mesznik and Albert Angrisani will continue in office until the 2007 annual meeting of shareholders. Lise J. Buyer and Charles W. Stryker will continue in office until the 2008 annual meeting of shareholders.
     The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2006 was approved at the Annual Meeting. There were 21,543,001 votes cast ratifying such selection, 13,188 votes cast against ratification of such selection and 1,800 votes abstaining.
Item 5. Other Information
None.
Item 6. Exhibits
     Exhibits

Exhibit No.	Description of Exhibits
10.65	Contract of Appointment between Ciao AG, and Stephan Musikant, dated June 15, 2004 and effective September 16, 2004 (English translation).

10.66	Share Option Agreement and Amendment of the Labour Agreement between Ciao GmbH, and Stephan Musikant, dated July 8, 2005 (English translation).

10.67	Contract of Appointment between Ciao AG, and Daniel Keller, dated March 4, 2005 and effective May 1, 2005 (English translation).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.
By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and Chief Financial Officer

Dated: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.65	Contract of Appointment between Ciao AG, and Stephan Musikant, dated June 15, 2004 and effective September 16, 2004 (English translation).

10.66	Share Option Agreement and Amendment of the Labour Agreement between Ciao GmbH, and Stephan Musikant, dated July 8, 2005 (English translation).

10.67	Contract of Appointment between Ciao AG, and Daniel Keller, dated March 4, 2005 and effective May 1, 2005 (English translation).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.