Form 10-Q
period 2006-09-30
GREENFIELD ONLINE INC
filed 2006-11-09
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2006, there were 25,445,917 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q
TABLE OF CONTENTS

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,382	$20,623
Investments in marketable securities	12,608	—
Accounts receivable trade, net (net of allowances of $1,861 and $1,448 at September 30, 2006 and December 31, 2005, respectively)	18,991	18,197
Prepaid expenses and other current assets	1,870	1,613
Deferred tax assets, current	1,743	1,932

Total current assets	52,594	42,365
Property and equipment, net	6,749	9,660
Other intangible assets, net	18,008	20,077
Goodwill	69,950	67,442
Deferred tax assets, long-term	18,469	20,068
Security deposits and other long-term assets	890	1,248

Total assets	$166,660	$160,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,734	$3,264
Accrued expenses and other current liabilities	13,184	14,576
Income taxes payable	5,175	3,990
Current portion of capital lease obligations	31	2,061
Deferred revenue	366	388

Total current liabilities	22,490	24,279
Capital lease obligations	25	2,032
Deferred tax liabilities, long term	410	—
Other long-term liabilities	91	56

Total liabilities	23,016	26,367

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,445,917 and 25,303,088 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	289,572	288,707
Accumulated deficit	(139,692)	(144,630)
Unearned stock-based compensation	—	(1,284)
Accumulated other comprehensive loss	(6,108)	(8,172)
Treasury stock, at cost
Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	143,644	134,493

Total liabilities and stockholders’ equity	$166,660	$160,860

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$24,875	$23,146	$70,860	$64,680
Cost of revenues	5,974	6,714	17,082	18,301

Gross profit	18,901	16,432	53,778	46,379

Operating expenses:
Selling, general and administrative	11,602	11,819	31,854	29,691
Panel acquisition expenses	1,351	1,035	4,288	2,322
Depreciation and amortization	2,427	1,901	7,144	4,704
Research and development	973	854	2,735	1,770
Restructuring charges	55	—	243	—

Total operating expenses	16,408	15,609	46,264	38,487

Operating income	2,493	823	7,514	7,892

Other income (expense):
Interest income (expense), net	60	(251)	(22)	(29)
Other expense, net	(16)	(112)	(170)	(131)

Total other income (expense)	44	(363)	(192)	(160)

Income before income taxes	2,537	460	7,322	7,732
Provision (benefit) for income taxes	694	(1,091)	2,384	(15,411)

Net income	$1,843	$1,551	$4,938	$23,143

Net income per share available to common stockholders:
Basic	$0.07	$0.06	$0.19	$0.97

Diluted	$0.07	$0.06	$0.19	$0.96

Weighted average shares outstanding:
Basic	25,413	25,292	25,359	23,851

Diluted	25,986	25,542	25,562	24,219

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

								Accumulated
			Additional			Unearned		Other	Total
	Common Stock		Paid-In	Treasury Stock		Stock Based	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity	Income

Balance at December 31, 2005	25,303	$3	$288,707	9	$(131)	$(1,284)	$(144,630)	$(8,172)	$134,493

Nine months ended September 30, 2006:
Net income for the period		—		—	—	—	4,938	—	4,938	$4,938
Issuance of shares related to the Employee Stock Purchase Plan	25	—	125	—	—	—	—	—	125	—
Exercise of stock options	118	—	152	—	—	—	—	—	152	—
Adoption of SFAS 123(R)		—	(1,284)	—	—	1,284	—	—	—	—
Unrealized gain on available-for-sale securities, net of related income tax effects		—		—	—	—	—	85	85	85
Translation adjustments, net of related income tax effects		—		—	—	—	—	1,979	1,979	1,979

Comprehensive income										$7,002

Stock-based compensation		—	1,872	—	—	—	—	—	1,872

Balance at September 30, 2006	25,446	$3	$289,572	9	$(131)	$ (—)	$(139,692)	$(6,108)	$143,644

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,938	$23,143
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(439)	(17,211)
Depreciation and amortization	9,349	6,635
Stock-based compensation	1,872	678
Restructuring charges	243	—
Loss on disposal of property and equipment	3	19
Provision for doubtful accounts	290	313
Changes in assets and liabilities, net:
Accounts receivable	(407)	247
Deferred project costs	192	(67)
Other current assets	(382)	(5)
Security deposits	516	108
Other long-term assets	(57)	(490)
Accounts payable	410	(1,095)
Accrued expenses and other current liabilities	(1,746)	2,813
Income taxes payable	1,071	968
Deferred project revenues	(23)	99

Net cash provided by operating activities	15,830	16,155

Cash flows from investing activities:
Purchases of marketable securities	(17,388)	(8,249)
Sales of marketable securities	5,316	25,649
Proceeds from sale of property and equipment	30	—
Purchases of businesses, net of cash acquired	—	(113,645)
Additions to property and equipment and intangibles	(3,201)	(3,693)

Net cash used in investing activities	(15,243)	(99,938)

Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	18,848
Repayments under credit facility	—	(2,917)
Decrease in other long-term liabilities	(49)	(31)
Proceeds of options exercised	152	244
Proceeds of employee stock purchase plan	94	84
Contribution to capital	—	27
Net proceeds from issuance of common stock in connection with business acquisitions	—	4,200
Principal payments under capital lease obligations	(4,300)	(1,119)

Net cash (used in) provided by financing activities	(4,103)	19,336

Effect of exchange rate changes	275	(237)

Net decrease in cash and cash equivalents	(3,241)	(64,684)
Cash and cash equivalents at beginning of the period	20,623	96,082

Cash and cash equivalents at end of the period	$17,382	$31,398

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$424	$842
Income taxes	1,752	823
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$263	$1,532
Issuance of common stock for business acquisition	—	79,697
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
     Investments in Marketable Securities. As of September 30, 2006, we had investments in certain marketable securities with original maturities greater than 90 days, which are invested in a mutual fund in Europe. This fund invests in short-term fixed income securities and time deposits. These securities, which are classified as current investments in marketable securities, are considered to be available-for-sale securities, and accordingly they are carried at fair value. All unrealized gains and losses are reported as a component of accumulated other comprehensive loss, net of the related tax effects and included within stockholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).
     Stock-based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $654,000 and $1.9 million, respectively, which was related to stock options and our 2004 Employee Stock Purchase Plan (the “Stock Purchase Plan”).

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
     Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the three and nine months ended September 30, 2006. See “Note 10—Stock-Based Compensation.”
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
     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which in the past has generally been one year. In February 2006, we lowered the expiration threshold from one year to six months. In our North American Internet survey solutions segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our Ciao Internet survey solutions segment, accrued incentives are recorded net of estimated expirations that are based on historic rates. For the three and nine months ended September 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $484,000 and $2.0 million, respectively, to record the expirations of the incentives. For the three and nine months ended September 30, 2005, we reversed a portion of the panelist incentives accrual by the amounts of $229,000 and $412,000, respectively, to record the expirations of the incentives.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the nine months ended September 30, 2006, no one client accounted for more than 10% of our consolidated net revenues. One client, GfK-AG (“GfK”), operating through eight separate customers, accounted for approximately 11% of our North American Internet survey solutions third-party segment revenues. Two clients,

Taylor Nelson Sofres, Plc (“TNS”), operating through 12 separate customers, and GfK, operating through six separate customers, accounted for approximately 13% and 10%, respectively, of our Ciao Internet survey solutions third-party segment revenues. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 30% and 22%, respectively, of our Ciao comparison shopping segment revenues.
     Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. Accounts receivable allowances were $1.9 million and $1.4 million as of September 30, 2006 and December 31, 2005, respectively. We recorded provisions for doubtful accounts and customer credits of $763,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2006 and $312,000 and $914,000, respectively, for the three and nine months ended September 30, 2005.
     Goodwill. We elected to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. No indicators of impairment were identified during the nine months ended September 30, 2006.
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
     Recently Issued Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
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
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.
     In September 2006, the FASB released SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance relating to methods used to measure fair value and expands disclosures about fair values, which should result in increased consistency and comparability in fair value measures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
     In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance on the consideration of the effects for correcting prior year errors. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
Note 3 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Prepaid maintenance and license contracts	$295	$316
Prepaid expenses	505	254
Prepaid insurance	659	488
Deferred project costs	192	378
Prepaid taxes	104	136
Other	115	41

	$1,870	$1,613

Note 4 — Property and Equipment, net:
     Property and equipment, net, consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	Estimated
	Useful		September 30,	December 31,
	Life-Years		2006	2005
Computer and data processing equipment	2—4		$13,637	$14,730
Leasehold improvements	2—5	*	1,841	1,838
Furniture and fixtures	7-8		2,657	2,382
Telephone systems	4-5		1,119	1,121
Automobile(s)	4		42	99

			19,296	20,170
Less: Accumulated depreciation			(12,547)	(10,510)

Property and equipment, net			$6,749	$9,660

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $1.3 million and $4.1 million for the three and nine months ended September 30, 2006, respectively, and $962,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively, including amounts recorded under capital leases.
     During the nine months ended September 30, 2006, we retired assets with a cost of approximately $2.0 million and a net book value of approximately $34,000, which is included in selling, general and administrative expenses in the statement of operations.
     In March 2006, we repaid all of our lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease as of September 30, 2006 are the result of the remaining obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005. During the nine months ended September 30, 2006, we recorded a charge of approximately $10,000 related to the sale of our telephone system at our Encino, California office, which is included in restructuring charges in the statement of operations. Included in property and equipment above are assets acquired under capital leases, which are summarized below at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Computer and data processing equipment	$50	$4,717
Leasehold improvements	—	28
Furniture and fixtures	—	1,374
Telephone system	—	975
Automobile	—	58

	50	7,152
Accumulated depreciation	(33)	(3,112)

Assets under capital leases, net	$17	$4,040

Note 5 — Other Intangible Assets:
     Other intangible assets consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

		As of September 30, 2006			As of December 31, 2005
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount

Internal use software	2-3	$4,703	$1,915	$2,788	$3,321	$1,777	$1,544
Other software acquired	0.42	159	159	—	159	159	—
Panel members*	3-4	6,762	2,933	3,829	6,674	1,558	5,116
Backlog	0.25	434	434	—	419	419	—
Affiliate network	3	347	188	159	347	87	260
Customer relationships	5	7,437	2,305	5,132	7,015	1,142	5,873
Non-competition agreements	2.75-3	2,502	1,390	1,112	2,371	712	1,659
Domain names and service marks	5-10	6,978	1,990	4,988	6,545	920	5,625

Other intangible assets, net		$29,322	$11,314	$18,008	$26,851	$6,774	$20,077

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.
     We capitalize costs associated with the development and management of our panelist database and other internal use software. During the three and nine months ended September 30, 2006 we capitalized to internal use software approximately $789,000 and $2.0 million, respectively. During the three and nine months ended September 30, 2005 we capitalized to internal use software approximately $244,000 and $352,000, respectively.
     During the nine months ended September 30, 2006, we retired internal use software with a cost of approximately $1.1 million and a zero net book value as these assets were fully amortized and no longer being used.
     Amortization of internal use software amounted to $423,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively, and $447,000 and $895,000 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, $292,000 and $853,000, respectively, is included in cost of revenues and $131,000 and $252,000, respectively, is included in operating expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2005, $447,000 and $895,000, respectively, is included in cost of revenues and zero is included in operating expenses in the consolidated statements of operations.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2006, and $1.2 million and $3.3 million, respectively, for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, $441,000 and $1.4 million, respectively, is included in panel acquisition expenses, and $947,000 and $2.8 million, respectively, is included in operating expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2005, $488,000 and $1.0 million, respectively, is included in panel acquisition expenses, and $734,000 and $2.3 million, respectively, is included in operating expenses in the consolidated statements of operations. During the nine months ended September 30, 2006, we did not make any additions to other intangible assets.

     The weighted average remaining life for intangible assets at September 30, 2006 was approximately 2.6 years and amortization expense for the nine months ended September 30, 2006 was $5.2 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining three months ending December 31, 2006	$1,796
2007	7,213
2008	5,061
2009	2,931
2010	813
2011	52
     Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Internal use software	$—	$69
Accumulated amortization	—	(39)

Assets under capital leases, net	$—	$30

Note 6 — Goodwill:
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We recorded goodwill associated with three acquisitions that we made during 2005. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we conducted our initial review of the fair value of our goodwill as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our Ciao Internet survey solutions business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our Ciao Internet survey solutions business segment as a result of increased competition from new entrants, pricing pressure, and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our Ciao Internet survey solutions business segment. We will continue to test goodwill for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. As of September 30, 2006, we are not aware of any circumstances that would indicate an impairment may exist.
     The following table summarizes the changes in the carrying value of goodwill for the nine months ended September 30, 2006 (in thousands):

Goodwill
Balance as of December 31, 2005	$67,442
Adjustment *	(113)
Foreign currency translation adjustment	2,621

Balance as of September 30, 2006	$69,950

*	Goodwill has been adjusted to reflect the reversal of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition.
Note 7 — Acquisition of Businesses:
     Rapidata.net Acquisition
     On January 25, 2005, we completed the acquisition of Rapidata.net, Inc. (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow, and on August 1, 2006 we authorized the release of all amounts remaining in the escrow ($275,000) as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. Currently, neither executive is employed by us.

     Zing Wireless Acquisition
     On February 8, 2005, we completed the acquisition of goZing, pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which is to be released after 12 months if there are no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million will be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 $2.5 million was released from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006, we released $2.0 million from the escrow and in August 2006, we released all remaining cash ($583,000) and stock (24,326 shares) from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005, all three executive officers had resigned their positions with us.
     Ciao Acquisition
     On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary, SRVY Acquisition GmbH, and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration will be held in escrow for a period not to exceed 18 months (the stock portion of the escrow was released on or about April 6, 2006 as there were less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006. On July 25, 2006 Ciao Managing Directors Maximilian Cartellieri and Gunnar Piening resigned their positions with us and our affiliated companies effective immediately and resigned their positions as Managing Directors of Ciao, effective July 31, 2006. Also, on July 25, 2006, we entered into separation agreements with Messrs. Cartellieri and Piening, and recorded a charge of $396,000 for the three and nine months ended September 30, 2006. In October 2006, we released all remaining funds, approximately €3.8 million (approximately $4.9 million), under the escrow as there were no pending claims against the escrowed funds.
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

Pro Forma
(Unaudited)
Nine Months Ended
September 30,
(In thousands, except per share data)	2005
Net revenues	$72,474

Operating income*	$7,677

Net income **	$22,938

Net income per share:
Basic	$0.91

Diluted	$0.90

Weighted average shares outstanding:
Basic	25,242

Diluted	25,610

*	Included in pro forma operating income for the nine months ended September 30, 2005 is amortization of approximately $4.5 million related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating income was negatively impacted in the nine months ended September 30, 2005 by approximately $308,000 or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.

**	Pro forma net income was increased for the nine months ended September 30, 2005 by approximately $531,000 due to an additional pro forma tax benefit associated with the Ciao acquisition.
     The pro forma results for the nine months ended September 30, 2005 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisitions. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period or of future results.
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Accrued payroll, bonus and commissions	$3,663	$2,567
Panelist incentives	4,484	4,419
Accrued panel costs	309	550
Accrued restructuring costs	33	347
Accrued management change costs	429	754
Non-income tax accruals	1,104	1,472
Software license liability	23	274
Accrued audit and tax costs	632	1,175
Outside sample accruals	698	949
Other	1,809	2,069

	$13,184	$14,576

     For the three and nine months ended September 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $484,000 and $2.0 million, respectively, to record the expirations of the incentives. For the three and nine months ended September 30, 2005, we reversed a portion of the panelist incentives accrual by the amounts of $229,000 and $412,000, respectively, to record the expirations of the incentives.
     We had arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through these arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incurred a fee to MSN for surveys completed and delivered to clients. We did not incur any fees for first time traffic routed to our website through MSN in the current period as we ceased recruiting panelists pursuant to this arrangement in February 2005. Such fees for first time traffic were immaterial in the prior year period. Fees paid to MSN, for surveys completed by panelists originally obtained through MSN, are included in cost of revenues and amounted to zero and $172,000, respectively, for the three and nine months ended September 30, 2006, and $77,000 and $429,000, respectively, for the three and nine months ended September 30, 2005. During the first quarter of 2006, our obligation to make payments to MSN for surveys completed by MSN-sourced panelists was terminated.
Note 9 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 1.5 million and 2.1 million for the three and nine months ended September 30, 2006, respectively, and 1.8 million and 596,000, respectively, for the three and nine months ended September 30, 2005 were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,413	25,292	25,359	23,851
Dilutive effect of stock option grants and the employee stock purchase plan	573	250	203	368

Diluted number of common and potential common shares outstanding	25,986	25,542	25,562	24,219

Note 10 — Stock-Based Compensation:
     We maintain two types of share-based compensation plans, the 2004 Employee Stock Purchase Plan and two stock option plans, the 1999 stock option plan and the 2004 equity incentive plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 stock option plan or the 2004 equity incentive plan, which is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $654,000 and $1.9 million for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $223,000 and $695,000 for the three and nine months ended September 30, 2006, respectively.

      Unearned Stock-Based Compensation
     We had previously awarded certain stock option and warrant grants in which the fair value of our underlying stock on the date of grant exceeded the exercise price. As a result, we had previously recorded unearned stock-based compensation, which was being amortized over the service period, generally four years. Accordingly, we amortized $202,000 and $678,000 of pre-tax stock based compensation expense in the statement of operations for the three and nine months ended September 30, 2005, respectively, related to these option grants. For the three months ended September 30, 2005, we recorded $44,000 in cost of revenues and $158,000 in selling, general and administrative expenses. For the nine months ended September 30, 2005, we recorded $133,000 in cost of revenues and $545,000 in selling, general and administrative expenses. In connection with options forfeited we wrote off $112,000 and $601,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the three and nine months ended September 30, 2005, respectively.
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
     Unless otherwise determined by the plan administrator (our board of directors or an authorized committee thereof), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 11,622 shares of common stock had been purchased under the Stock Purchase Plan. During the nine months ended September 2006, 12,849 shares were purchased in the first quarter of 2006 for the offering period of July 1, 2005 through December 31, 2005 and 12,050 shares were purchased in the third quarter of 2006 for the offering period of January 1, 2006 through June 30, 2006 in accordance with the Stock Purchase Plan. As of September 30, 2006, there were 213,479 shares available for issuance pursuant to the Stock Purchase Plan.
     Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $12,000 for the three months ended September 30, 2006 and $37,000 for the nine months ended September 30, 2006, of which $6,000 is included in cost of revenues, $1,000 is included in research and development expenses and $30,000 is included in selling, general and administrative expenses in the consolidated financial statements.

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
     On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005, options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of September 30, 2006, options to purchase 418,065 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan.
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
     On May 10, 2005, the 2004 Equity Plan was amended to increase, by 2,500,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2005, options to purchase 2,266,455 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 1,224,451 shares of common stock were available for future grants under the 2004 Equity Plan. As of September 30, 2006, options to purchase 3,070,452 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 453,377 shares of common stock were available for future grants under the 2004 Equity Plan.
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
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the three and nine months ended September 30, 2006. Prior periods have not been restated.
     During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would otherwise have recognized in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006. As of September 30, 2006, we estimate that the total compensation cost related to non-vested awards not yet recognized is approximately $4.6 million and the weighted average period over which this cost is expected to be recognized is 1.3 years. The expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $2.5 to $3.0 million for the full year of 2006, which includes estimated additional grants.
     For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R) resulted in pre-tax share-based compensation expense in the amount of approximately $654,000 and $1.9 million, respectively, related to our stock option plans, including the 2005 Inducement Options, and $12,000 and $37,000, respectively, related to our Stock Purchase Plan. This resulted in additional pre-tax share-based compensation expense in the amount of approximately $489,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2006 over the expense we would have recognized if we had continued to account for share-based compensation under APB 25.
     The following table illustrates the effect that the application of SFAS 123(R) had on our reported amounts for the three and nine months ended September 30, 2006 relative to the amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2006
	Under	Effect of		Under	Effect of
	Previous	SFAS 123(R)	As Reported	Previous	SFAS 123(R)	As Reported
	Accounting	Adjustments	SFAS 123(R)	Accounting	Adjustments	SFAS 123(R)
Operating income (loss)	$2,982	$(489)	$2,493	$8,883	$(1,369)	$7,514
Income (loss) before income tax provision	3,026	(489)	2,537	8,691	(1,369)	7,322
Net income (loss)	2,176	(333)	1,843	5,818	(880)	4,938
Earnings (loss) per share:
Basic	$0.08	$(0.01)	$0.07	$0.22	$(0.03)	$0.19

Diluted	$0.08	$(0.01)	$0.07	$0.22	$(0.03)	$0.19

     We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005 *	2006	2005 *
Cost of revenues	$81	$44	$218	$133
Research and development expenses	22	—	45	—
Selling, general and administrative expenses	551	158	1,609	545

Pre-tax stock-based compensation expense	654	202	1,872	678
Income tax benefit	(223)	—	(695)	—

Net stock based compensation expense	$431	$202	$1,177	$678

*	Amounts recorded in the prior year period were recorded under APB 25.
     The following table summarizes information concerning our stock option activity for the nine months ended September 30, 2006:

	1999 Plan			2004 Equity Plan
			Weighted			Weighted
			Average			Average
	Number of	Option Price	Price Per	Number of	Option Price	Price Per
	Shares	Range	Share	Shares	Range	Share
Outstanding at December 31, 2005	568,918	$0.14-$168.84	$5.40	2,266,455	$4.92-$20.25	$12.42

Granted	—	$ — $—	$—	1,140,000	$6.66-$7.29	$7.06

Canceled, expired	(775)	$0.42-$168.84	$23.83	(238,503)	$13.00-$20.25	$14.44
Forfeited	(32,148)	$2.66-$2.66	$2.66	(97,500)	$5.42-$9.35	$7.37
Exercised *	(117,930)	$0.42-$2.66	$1.29	—	$ — $—	$—

Outstanding at September 30, 2006	418,065	$0.14-$168.84	$6.74	3,070,452	$4.92-$20.25	$10.44

Exercisable at September 30, 2006	315,378	$0.14-$168.84	$8.18	1,573,493	$7.44-$20.25	$13.42

Available for future option grants at September 30, 2006	23,054			453,377

*	The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $729,000.

	2005 Inducement Options
				Weighted
				Average
	Number of	Option Price		Price Per
	Shares	Range		Share
Outstanding at December 31, 2005	487,500		$5.02-$5.07	$5.04

Granted	187,500		$5.93-$5.93	$5.93
Canceled, expired	—	$	— $—	$—
Forfeited	—	$	— $—	$—
Exercised	—	$	— $—	$—

Outstanding at September 30, 2006	675,000		$5.02-$5.93	$5.29

Exercisable at September 30, 2006	200,561		$5.02-$5.93	$5.27

     The fair value of shares vested during the nine months ended September 30, 2006 was $692,000, $657,000 and $482,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     Cash received from exercises under all stock-based compensation arrangements for the nine months ended September 30, 2006 was approximately $246,000. We did not realize any windfall tax benefits for the tax deductions resulting from option exercises during the nine months ended September 30, 2006. We issue newly certificated shares upon exercise of options granted under stock-based compensation arrangements.
     The following table summarizes information regarding stock options granted during the nine months ended September 30, 2006:

			Weighted	Weighted
			Average	Average
			Exercise	Fair Value
	Number of		Price Per	at Date
	Shares	Option Price Range	Share	of Grant
2004 Equity Incentive Plan
Options granted with an exercise price equal to market	1,140,000	$6.66-$7.29	$7.06	$3.44

2005 Inducement Options
Options granted with an exercise price equal to market	187,500	$5.93-$5.93	$5.93	$2.68

Combined
Options granted with an exercise price equal to market	1,327,500	$5.93-$7.29	$6.90	$3.34

     The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2006 under both the 1999 Plan and the 2004 Equity Plan and also includes the 2005 Inducement Options:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	(000’s)		Weighted	(000’s)
	Number of	Average	Average	Aggregate	Number of	Average	Aggregate
Range of	Outstanding	Remaining	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	Options	Contractual Life	Price	Value	Options	Price	Value
Combined
$0.00-$0.70	130,877	5.8 years	$0.25		116,591	$0.26
$0.71-$2.80	193,094	7.0 years	$2.66		104,693	$2.66
$2.81-$7.04	1,635,500	6.3 years	$6.31		200,561	$5.27
$7.05-$7.44	687,500	6.5 years	$7.41		193,541	$7.44
$7.45-$13.00	466,086	7.6 years	$12.80		431,086	$12.90
$13.01-$14.99	892,241	5.3 years	$14.68		884,741	$14.68
$15.00-$20.00	146,619	7.6 years	$17.11		146,619	$17.11
$20.01-$42.00	7,165	5.9 years	$24.29		7,165	$24.29
$42.01-$168.84	4,435	3.5 years	$162.32		4,435	$162.32

	4,163,517			$11,570	2,089,432		$3,599

1999 Plan
$0.00-$0.70	130,877	5.8 years	$0.25		116,591	$0.26
$0.71-$2.80	193,094	7.0 years	$2.66		104,693	$2.66
$7.45-$13.00	8,375	4.3 years	$9.82		8,375	$9.82
$15.00-$20.00	78,119	7.1 years	$17.59		78,119	$17.59
$20.01-$42.00	3,165	3.4 years	$29.39		3,165	$29.39
$42.01-$168.84	4,435	3.5 years	$162.32		4,435	$162.32

	418,065			$2,824	315,378		$1,995

2004 Equity Plan
$2.81-$7.04	960,500	6.4 years	$7.02		—	$0.00
$7.05-$7.44	687,500	6.5 years	$7.41		193,541	$7.44
$7.45-$13.00	457,711	7.6 years	$12.85		422,711	$12.96
$13.01-$14.99	892,241	5.3 years	$14.68		884,741	$14.68
$15.00-$20.00	68,500	8.2 years	$16.56		68,500	$16.56
$20.01-$42.00	4,000	7.9 years	$20.25		4,000	$20.25

	3,070,452			$5,301	1,573,493		$576

2005 Inducement Options
$2.81-$7.04	675,000	6.2 years	$5.29		200,561	$5.27

	675,000			$3,445	200,561		$1,028

     The weighted average remaining contractual life on September 30, 2006 for outstanding options was 6.3 years, 6.5 years, 6.3 years and 6.2 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options. The weighted average remaining contractual life on September 30, 2006 for exercisable options was 6.2 years, 6.4 years, 6.2 years and 6.2 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     The following tables illustrate the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006
			2005
			Inducement
	Combined	2004 Equity Plan	Options
Risk-free interest rate	5.02%	5.02%	—
Weighted average expected life (years)	4.66	4.66	—
Volatility factor	51.30%	51.30%	—
Expected dividend yield	—	—	—

	Nine Months Ended September 30, 2006
		2004	2005
		Equity	Inducement
	Combined	Plan	Options
Risk-free interest rate	4.64%	4.69%	4.30%
Weighted average expected life (years)	4.60	4.66	4.21
Volatility factor	51.77%	51.94%	50.60%
Expected dividend yield	—	—	—
Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual monthly historical changes in the market value of our stock since our initial public offering on July 16, 2004, and implied volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 39%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.
Risk-free interest rate — This is the U.S. Treasury rate as of the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected term — This is the period of time over which the options granted are expected to remain outstanding. We based our expected term using the simplified method under SAB107, which essentially averages the vesting term and the contractual term of options granted. An increase in the expected term will increase compensation expense.
Dividend yield — We have not and currently do not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     As of September 30, 2006, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.30 years.
Fair Value Disclosures — Prior to SFAS 123(R) Adoption.
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
     The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$1,551	$23,143
Add: Stock-based employee compensation expense included in net income as recorded	202	678
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,012)	(2,091)

Pro forma net income	$741	$21,730

Net income per share as reported:
Basic	$0.06	$0.97
Diluted	$0.06	$0.96
Pro forma income per share:
Basic	$0.03	$0.91
Diluted	$0.03	$0.90
     The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Risk-free interest rate	4.01%	3.89%
Weighted average expected life (years)	5.0	4.3
Volatility factor	60.93%	55.09%
Expected dividend yield	—	—
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
Note 11 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business, which was not a reportable segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of the comparison shopping business separately. Therefore, we implemented financial systems during the first quarter of 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We now have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping. Both Ciao segments operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. We have reclassified the prior period to conform to the current period’s presentation. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.
     On July 25, 2006, we announced plans to start the process of separating the previously combined Ciao Internet survey solutions and comparison shopping business segments from an operational and legal perspective. We also announced that Ciao’s two managing directors, Max Cartellieri and Gunnar Piening, resigned their positions and that they would be succeeded by Nicolas Metzke. At the same time we entered into Separation Agreements with Messrs. Cartellieri and Piening, pursuant to which we have made payments to them of €129,649 (approximately $166,000) and €179,336 (approximately $230,000), respectively, in settlement of all amounts due under their employment agreements with Ciao.
     The tables below present information about reported segments for the three and nine months ended September 30, 2006 and 2005 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business; therefore information about segment profitability is not applicable for prior periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross segment revenues: *
North American Internet survey solutions
Third-party revenues	$15,368	$15,061	$43,771	$48,514
Inter-segment revenues	157	354	679	400

Gross segment revenues	$15,525	$15,415	$44,450	$48,914

Ciao Internet survey solutions
Third-party revenues	$4,417	$5,446	$14,361	$11,191
Inter-segment revenues	2,590	1,427	6,084	1,943

Gross segment revenues	$7,007	$6,873	$20,445	$13,134

Net revenues:
North American Internet survey solutions **	$15,525	$15,415	$44,450	$48,914
Ciao Internet survey solutions	7,007	6,873	20,445	13,134
Ciao comparison shopping	5,090	2,639	12,728	4,975
Elimination of inter-segment revenues	(2,747)	(1,781)	(6,763)	(2,343)

Total net revenues	$24,875	$23,146	$70,860	$64,680

Segment operating income (as defined above):
North American Internet survey solutions	$2,965	$2,427	$9,167	$13,421
Ciao Internet survey solutions	2,363	3,275	7,480	5,826
Ciao comparison shopping	3,126	1,241	7,418	2,408

Segment operating income	8,454	6,943	24,065	21,655
Depreciation and amortization	(3,159)	(2,631)	(9,349)	(6,635)
Stock-based compensation	(654)	(202)	(1,872)	(678)
Restructuring charges	(55)	(—)	(243)	(—)
Management change severance charges	(396)	(1,037)	(396)	(1,037)
Corporate	(1,697)	(2,250)	(4,691)	(5,413)

Total operating income	2,493	823	7,514	7,892
Interest income (expense), net	60	(251)	(22)	(29)
Currency exchange loss, net	(16)	(112)	(170)	(131)

Income before income taxes	$2,537	$460	$7,322	$7,732

*	The Ciao comparison shopping segment has no inter-segment revenues, and as a result, gross segment revenues is equal to net segment revenues, and is not presented under gross segment revenues.

**	Revenues recorded in our North American Internet survey solutions segment for the nine months ended September 30, 2005 include approximately $1.0 million of revenues generated from data sold to our European customers prior to our acquisition of Ciao.
     Asset information is not disclosed separately for the Ciao Internet survey solutions segment and the Ciao comparison shopping segment, as this information is not separately identified and internally reported to our chief executive officer.
Note 12 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Income (loss) before income taxes:
Domestic	$(218)	$(1,221)	$(680)	$4,808
Foreign	2,755	1,681	8,002	2,924

	$2,537	$460	$7,322	$7,732

Provision (benefit) for income taxes:
Currently payable:
Federal	$(308)	$215	$76	$403
State	(82)	(162)	64	119
Foreign	904	564	2,683	1,278

Total current income tax provision	514	617	2,823	1,800

Deferred income tax provision (benefit):
Federal	$(138)	$(3,345)	$(1,070)	$(15,223)
State	(45)	1,105	(64)	(2,733)
Foreign	363	532	695	745

Total deferred income tax provision (benefit)	180	(1,708)	(439)	(17,211)

Total income tax provision (benefit)	$694	$(1,091)	$2,384	$(15,411)

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Deferred tax assets (liabilities):
Net operating loss carryforwards	$17,553	$19,053
Stock-based compensation	4,329	3,657
Capitalized panel costs	390	391
Intangible assets acquired	(5,503)	(6,064)
Foreign exchange	614	2,942
Fixed assets	1,209	289
Federal and state tax credits	2,268	2,281
Other deferred tax assets	597	932

Net deferred tax asset	21,457	23,481
Valuation allowance	(1,655)	(1,481)

Total net deferred tax assets	$19,802	$22,000

     At September 30, 2006 and December 31, 2005, net operating loss carryforwards (“NOLs”) of $44.5 million and $47.2 million, respectively, are available in the future to reduce future income taxes. Of these amounts, $30.6 million ($30.7 million at December 31, 2005) relates to domestic NOLs and $13.9 million ($16.5 million at December 31, 2005) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of September 30, 2006, $0.3 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $0.1 million will be credited against APIC. At September 30, 2006 and December 31, 2005, foreign tax credits of approximately $1.6 million and $1.5 million, respectively, are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at September 30, 2006 and December 31, 2005 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
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
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of September 30, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of September 30, 2006, a valuation allowance of approximately $1.7 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect $1.5 million to be released as a reduction to goodwill generated from the Ciao acquisition.
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
Note 14 — Management Change:
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

     On September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments during 2005 of $124,000 and the remaining liability at December 31, 2005 was $752,000. Additionally, we made payments of $323,000 during 2006 and the remaining liability at September 30, 2006 was $429,000, which is expected to be paid by September 30, 2007.
Note 15 — Restructuring Program:
     In December 2005, we initiated a rightsizing plan pursuant to which we determined to reduce costs in an effort to more closely align our costs with our revenue outlook in North America. As part of this rightsizing effort we reduced North American staff by 39 positions. This rightsizing plan related to rightsizing our employee base, certain existing leases, in-sourcing certain previously outsourced functions and engaging in actions designed to reduce our cost structure and improve profitability. During the first nine months of 2006, we recorded approximately $243,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made. As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:
     Activity associated with our restructuring program is comprised of (in thousands):

		Lease	North
	Severance and	Cancellation and	American
	Related Costs	Other Costs	Total
Restructuring activity:
Balance at December 31, 2005	$347	$—	$347
Provision	82	161	243
Charges against reserve	(422)	(135)	(557)

Balance at September 30, 2006	$7	$26	$33

Additional information:
Cumulative amount incurred as of September 30, 2006	$461	$161	$622

Total expected amounts to be incurred*	$461	$161	$622

*	The total expected amounts of $622,000 represents the cumulative amount incurred through September 30, 2006, as we do not expect to incur any significant additional costs associated with this restructuring plan.
     Severance and related benefit costs, as well as the lease cancellation and other costs, are expected to be paid by December 2006. We do not expect our restructuring program to have a material affect on our future results of operations, liquidity, or capital resources. We expect to pay these restructuring expenses using cash flow from operations. Estimated termination charges associated with these cancellations and alternative lease arrangements will be adjusted and expensed as incurred. During the first quarter of 2006, we sub-let our San Francisco, California office at amounts which approximate our net monthly rental expense. Our office in Durham, North Carolina has been closed, effective April 30, 2006. During the third quarter of 2006, we sub-let a portion of our Encino, California office at amounts which approximate our monthly rental expense for the sub-let portion. In addition, we recorded a charge of approximately $10,000 related to the sale of our telephone system at our Encino, California office which is included in restructuring charges in the statement of operations.

Note 16 — Accumulated Other Comprehensive Loss:
     Accumulated Other Comprehensive Loss (“AOCL”) is comprised of various items, that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCL consists of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Cumulative translation adjustment	$(6,193)	$(8,172)
Unrealized gain on available-for-sale securities, net of deferred taxes of $59 at September 30, 2006	85	—

Total accumulated other comprehensive loss	$(6,108)	$(8,172)

Note 17 — Subsequent Event:
     In October 2006, we authorized the release of all funds, approximately €3.8 million, (approximately $4.9 million) remaining in escrow in connection with the acquisition of Ciao as there were no outstanding claims against the escrowed funds.

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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2006, except as noted below.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.

     Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), which requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and similar awards. Effective January 1, 2006, we adopted SFAS 123(R) and began recognizing compensation expense for our share-based payments based on the fair value of the awards at the grant date. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.
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
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006. Prior periods have not been restated.
     During December 2005, we accelerated the vesting of approximately 1.3 million unvested employee stock options to December 28, 2005. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would otherwise have recognized in our results of operations upon the adoption of SFAS 123(R). The acceleration is expected to reduce our future pre-tax stock option compensation expense by approximately $8.9 million, including approximately $2.2 million in 2006. As of September 30, 2006, we estimate that the total compensation cost related to non-vested awards not yet recognized is approximately $4.6 million and the weighted average period over which this cost is expected to be recognized is 1.3 years. The expected range of the reduction of our pre-tax profitability as a result of the implementation of SFAS 123(R) is approximately $2.5 to $3.0 million for the full year of 2006, which includes estimated additional grants.
     Translation of foreign currencies. As a result of the Ciao acquisition in April 2005, we began significant operations in Europe where the functional currency is other than the U.S. Dollar, primarily the Euro. Effects of currency exchange rate differences between those currencies and the U.S. Dollar were immaterial during the three and nine months ended September 30, 2006 as compared to the same period in the prior year, except where indicated. However, we cannot guarantee that such amounts will continue to be immaterial in the future.

Results of Operations
Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	2006	%	2005	%

Net revenues	$24,875	100.0%	$23,146	100.0%
Cost of revenues	5,974	24.0	6,714	29.0

Gross profit	18,901	76.0	16,432	71.0

Operating expenses:
Selling, general and administrative	11,602	46.7	11,819	51.0
Panel acquisition expenses	1,351	5.4	1,035	4.5
Depreciation and amortization	2,427	9.8	1,901	8.2
Research and development	973	3.9	854	3.7
Restructuring charges	55	0.2	—	—

Total operating expenses	16,408	66.0	15,609	67.4

Operating income	2,493	10.0	823	3.6

Other income (expense):
Interest income (expense), net	60	0.2	(251)	(1.1)
Other expense, net	(16)	(0.0)	(112)	(0.5)

Total other income (expense), net	44	0.2	(363)	(1.6)

Income before income taxes	2,537	10.2	460	2.0
Provision (benefit) for income taxes	694	2.8	(1,091)	(4.7)

Net income	$1,843	7.4%	$1,551	6.7%

     Net Revenues. Net revenues for the three months ended September 30, 2006 were $24.9 million, compared to $23.1 million for the three months ended September 30, 2005, an increase of $1.8 million, or 7.5%. Fluctuations in currency rates increased net revenues by approximately $0.4 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $1.4 million. Net revenues increased primarily as a result of higher revenues associated with our comparison shopping business and increased demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment. Partially offsetting these increased revenues were weaker third-party revenues associated with the sale of high-incidence North American sample in our North American segment in the current year period as a result of increased competition and pricing pressure. In addition, we experienced a decrease in third party revenues for the sale of European and North American sample outside of North America in the Ciao Internet survey solutions segment as a result of increased competition and pricing pressure in this segment’s markets. Furthermore, we experienced a reduction of approximately $0.3 million in revenues included in the prior year period associated with the Zing Wireless, Inc. (“goZing”) Online Marketing (“OLM”) business, which we wound down later in 2005.
     Gross Profit. Gross profit for the three months ended September 30, 2006 was $18.9 million, compared to $16.4 million for the three months ended September 30, 2005, an increase of $2.5 million, or 15.0%. Fluctuations in currency rates increased gross profit by approximately $0.4 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $2.1 million. Gross profit as a percentage of revenues increased by 5.0% to 76.0% from 71.0%, primarily as a result of an increase in Ciao’s combined business segment’s reported gross profit percentage to approximately 77.6% in the three months ended September 30, 2006 compared to approximately 73.5% for the three months ended September 30, 2005. In addition, there was an increase in the North American Internet survey solutions segment’s gross profit percentage to 75.0% in the three months ended September 30, 2006 from 69.7% in the three months ended September 30, 2005, excluding inter-segment revenues.

     The 5.0% increase in gross profit as a percentage of revenues was due primarily to a reduction in costs as a percentage of revenues of:
•	incentives of 4.3%;

•	outside sample of 1.3%;

•	survey distribution costs of 0.6%;

•	revenue share arrangements of 0.5%;

•	publisher commissions of 0.4%;

•	amortization of internal use software of 0.2%; and

•	other direct costs of 0.2%.
     These decreases as a percentage of revenues were in turn offset by an increase in costs as a percentage of revenues of:
•	direct project personnel costs of 2.4%; and

•	stock-based compensation expense of 0.1%.
     The decrease in incentives as a percentage of revenues was due primarily to the following factors:
•	higher incentives paid in the prior year period primarily as a result of the goZing acquisition in February 2005, which provided for higher guaranteed incentive payments;

•	changing our definition of an “active panelist” by reducing the in-activity timeframe from 1 year to 6 months. This has in turn increased the incentives forfeited by inactive panelists for the quarter;

•	increasing the percentage of surveys completed using random internet sampling. Payments we make to web affiliates participating in random internet sampling include respondent incentives and thereby reduce the incentives we have to pay to our panel members; and

•	the growth of the comparison shopping revenues.
     The decrease in outside sample purchases as a percentage of revenues was primarily related to our expansion of our Internet panels in Europe, Latin America, Asia, and Eastern Europe and the more efficient use of our panel in North America and Europe. This was partially offset by an increase in outside sample purchases as a percentage of revenues due to fees paid to affiliates in 2006 related to our real-time sampling methodology, which is a new and alternative method for obtaining survey respondents on the Internet.
     The decrease in publisher commissions and survey distribution costs as a percentage of revenues is primarily the result of the shut down of the OLM business in 2005 and the elimination of publisher commissions, integrating the goZing Internet survey solutions business with the legacy North American business and the elimination of third party email distribution costs.
     The decrease in amortization of internal use software as a percentage of revenues was due to lower amortization in our European business segments, which typically have not utilized internally developed software to the same extent as in the North American segment. This was partially offset by the impact of new software applications developed internally in North America, which are used in survey production, such as the Unified Panel System, a system designed to integrate the various panels and production environments of Greenfield Online, Inc., OpinionSurveys.com (“OpinionSurveys”), goZing, Rapidata.net, Inc. (“Rapidata”) and potentially Ciao in the future.
     The decrease in revenue share arrangement costs as a percentage of revenues was due primarily to the decrease in the fees paid to MSN.
     The increase in direct project labor as a percentage of revenues was due to increased variable compensation expense paid to direct project personnel in 2006 versus 2005 in the North American Internet survey solutions segment. The increased variable compensation expense paid to direct project personnel in 2006 was due primarily to a revised incentive plan based upon individual revenue and quality goals for each direct project personnel. In addition, the increase in direct project labor in Europe was due to an increase in survey production performed in the Munich, Germany office and an increase in the percentage of full service projects in Europe, that are more labor intensive in nature.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 were $11.6 million, compared to $11.8 million for the prior year period, a decrease of $0.2 million, or 1.8%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.2 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have decreased by approximately $0.4 million.
     Selling expenses, primarily personnel costs and related commissions, increased by approximately $0.2 million for the three months ended September 30, 2006, compared to the same period in the prior year, as a result of the hiring of new sales and sales-support personnel in our legacy Internet survey solutions business in order to better promote our products and services.
     Personnel costs associated with marketing and panel management increased slightly as compared to the same period in the prior year as a result of increased panel and marketing staff in Europe, offset by a reduction in the size of the panel and marketing staff in North America.
     Marketing and promotion expenses increased by approximately $0.2 million for the three months ended September 30, 2006 compared to the same period in the prior year due to higher spending levels in 2006 related to advertising and marketing programs primarily in the comparison shopping business.
     General and administrative expenses decreased by approximately $0.8 million for the three months ended September 30, 2006 compared to the same period in the prior year, primarily related to decreased public company expenses of approximately $1.0 million and decreased personnel costs of approximately $0.1 million. Public company expenses decreased primarily as a result of reduced consulting costs in the current year period related to the implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002 during the prior year period in North America, offset slightly by increased costs associated with the first year implementation in Europe in the current year period. Personnel costs decreased primarily as a result of a decrease in one time charges of approximately $1.0 million versus the prior year related to the third quarter of 2005 management change, offset by additional one-time charges of approximately $0.4 million related to the departure of senior founding executives of Ciao during the current year period. In addition, personnel costs have increased as a result of the increase in incentive accruals for general and administrative employees and senior management, related to the company’s performance in 2006. The decrease in general and administrative expenses was partially offset by increased stock-based compensation expense of approximately $0.3 million as a result of the implementation of SFAS 123(R) and other costs of approximately $0.3 million.
     Selling, general and administrative expenses as a percentage of net revenues decreased to 46.7% for the three months ended September 30, 2006 from 51.0% of the net revenue for the three months ended September 30, 2005. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to remain at approximately the same level as we experienced in the three months ended September 30, 2006.
     Panel Acquisition Expenses. Panel acquisition expenses were $1.3 million for the three months ended September 30, 2006, compared to $1.0 million for the three months ended September 30, 2005, an increase of $0.3 million, or 30.5%. Panel acquisition expenses increased primarily as a result of our focus on acquiring additional panelists in an effort to broaden our domestic and international panels.
     Panel acquisition expenses were 5.4% of net revenues for the three months ended September 30, 2006 and 4.5% for the three months ended September 30, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of net revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the three months ended September 30, 2006 were $2.4 million, compared to $1.9 million for the three months ended September 30, 2005, an increase of $0.5 million, or 27.7%. This increase in depreciation and amortization expense occurred as a result of the impact of significant increases in capital expenditures beginning in 2005. Also, during 2005, we began integrating the panelist databases and technologies acquired in 2005. As part of this on-going integration, we determined that certain database software applications would have limited usage subsequent to the completion of the integration of our panelist databases and processes. Therefore, as of the end of November 2005, we reduced the estimated useful lives of these software applications to ten months.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 were $1.0 million, compared to $0.9 million for the prior year period, an increase of $0.1 million, or 13.9%. Research and development expenses increased as a result of the increase in the North American research and development staff during the latter half of 2005, including a new Survey solutions Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our Survey solutions operating environment. In addition, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect Research and development expense to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the three months ended September 30, 2006, pre-tax restructuring expenses of approximately $55,000 associated with office closings and personnel employment terminations. We do not expect the restructuring expenses associated with our right-sizing plan to have a material impact on our results of operations, cash flows, liquidity, or capital resources. We intend to pay these restructuring expenses using cash available from operations.
     Interest Income (Expense), Net. Net interest income for the three months ended September 30, 2006 was $0.1 million, compared to net interest expense of $0.2 million for the three months ended September 30, 2005, an increase of $0.3 million in net interest income. This increase in our net interest income was primarily due to the decrease in net interest expense associated with our debt and capital lease obligations, which were paid off in December 2005 and March 2006, respectively. As a result of using excess cash to pay these obligations, the amount of excess cash available for investments was reduced and therefore we realized less interest income in the current year period.
     Other Expense, Net. Other expense, net for the three months ended September 30, 2006 was $16,000, compared to $112,000 for the three months ended September 30, 2005. Other expense, net for the periods ended September 30, 2006 and 2005 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada. The decrease in the current period expense is associated with the effects of currency rate fluctuations primarily between the U.S. Dollar and the Euro.
     Provision (Benefit) for Income Taxes. We recorded an income tax provision for the three months ended September 30, 2006 of $0.7 million, compared to an income tax benefit of $1.1 million for the three months ended September 30, 2005. The increase in the tax provision resulted from the tax benefit recorded during the three months ended September 30, 2005 primarily as a result of the reduction of our income tax accruals associated with our reduced profit expectations during the prior year period and their impact on the prior year period’s projected full-year effective tax rate.
     Net Income. Our net income for the three months ended September 30, 2006 was $1.8 million, compared to $1.5 million for the three months ended September 30, 2005, an increase of $0.3 million. The increase in net income was primarily the result of an increase in operating profit and reduced interest expense in the current year period, significantly offset by a higher tax provision in the current year period. Operating expenses grew at a slower rate than gross profit as a result of the additional gross margin, primarily associated with the comparison shopping business. This was offset by additional operating expenses due primarily to the impact of acquisition related depreciation and amortization, stock based compensation expense associated with the implementation of SFAS 123(R), as well as spending in the areas of panel acquisition and R&D to improve our supply capabilities and integrate and automate our survey delivery capabilities.
     North American Internet Survey Solutions Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2006	%	2005	%
Net revenues	$15,525	100.0%	$15,415	100.0%
Segment operating income	2,965	19.1	2,427	15.7
     Net Revenues. Net revenues for the three months ended September 30, 2006 were $15.5 million, compared to $15.4 million for the three months ended September 30, 2005, an increase of $0.1 million, or 0.7%.
     Net revenues increased primarily due to increased third-party demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment. Partially offsetting these increased third-party revenues were:
i)	weaker third-party revenues associated with the sale of high-incidence North American sample in our North American segment as a result of increased competition and pricing pressure; and

ii)	a decrease in revenues generated from the sale of North American sample to our Ciao Internet Survey solutions segment.
     Segment Operating Income. Segment operating income for the three months ended September 30, 2006 was $3.0 million, compared to $2.4 million for the prior year, an increase of $0.6 million, or 22.2%. Segment operating income increased primarily as a result of improved gross profit margins resulting from reduced panelist incentive costs, revenue share, survey distribution costs, publisher commission costs and amortization of internal use software, offset by increases in direct labor costs and stock-based compensation expense.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2006	%	2005	%
Net revenues	$7,007	100.0%	$6,873	100.0%
Segment operating income	2,363	33.7	3,275	47.7
     Net Revenues. Net revenues for the three months ended September 30, 2006 were $7.0 million, compared to $6.9 million for the three months ended September 30, 2005, an increase of $0.1 million, or 1.9%. Net revenues increased by approximately $1.1 million due to inter-segment revenues generated from the sale of European sample to our North American segment. Otherwise, net revenues would have declined by approximately $1.0 million, which is primarily due to increased competition.

     Segment Operating Income. Segment operating income for the three months ended September 30, 2006 was $2.4 million, compared to $3.3 million for the prior year, a decrease of $0.9 million, or 27.8%. Segment operating income decreased primarily as a result of lower survey solutions sales within Europe and increased variable costs, partially offset by increased sales of European survey solutions by our North American Internet survey solutions segment.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2006	%	2005	%
Net revenues	$5,090	100.0%	$2,639	100.0%
Segment operating income	3,126	61.4	1,241	47.0
     Net Revenues. Net revenues for the three months ended September 30, 2006 were $5.1 million, compared to $2.6 million for the three months ended September 30, 2005, an increase of $2.5 million, or 92.9%. Net revenues increased due primarily to the underlying growth rate of the e-Commerce market in which it conducts business, as well as efforts made during 2006 to increase the monetization rates of unique visitors to our comparison shopping websites, through improved site content and user experience.
     Segment Operating Income. Segment operating income for the three months ended September 30, 2006 was $3.1 million, compared to $1.2 million for the prior year, an increase of $1.9 million or 151.9%. Segment operating income increased primarily as a result of the increased revenues, partially offset by the increased operating costs incurred to support the growth of this operating segment.
Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	2006	%	2005	%

Net revenues	$70,860	100.0%	$64,680	100.0%
Cost of revenues	17,082	24.1	18,301	28.3

Gross profit	53,778	75.9	46,379	71.7

Operating expenses:
Selling, general and administrative	31,854	44.9	29,691	45.9
Panel acquisition expenses	4,288	6.1	2,322	3.6
Depreciation and amortization	7,144	10.1	4,704	7.3
Research and development	2,735	3.9	1,770	2.7
Restructuring charges	243	0.3	—	—

Total operating expenses	46,264	65.3	38,487	59.5

Operating income	7,514	10.6	7,892	12.2

Other income (expense):
Interest expense, net	(22)	(0.0)	(29)	(0.0)
Other expense, net	(170)	(0.3)	(131)	(0.2)

Total other expense, net	(192)	(0.3)	(160)	(0.2)

Income before income taxes	7,322	10.3	7,732	12.0

Provision (benefit) for income taxes	2,384	3.3	(15,411)	(23.8)

Net income	$4,938	7.0%	$23,143	35.8%

     Net Revenues. Net revenues for the nine months ended September 30, 2006 were $70.9 million, compared to $64.7 million for the nine months ended September 30, 2005, an increase of $6.2 million, or 9.6%. Fluctuations in currency rates increased net revenues by approximately $0.4 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $5.8 million. Net revenues increased primarily as a result of the inclusion of three newly acquired businesses for a full nine months ended September 30, 2006: Rapidata, goZing and Ciao. In 2005, we owned Rapidata and goZing starting on January 25, 2005 and February 8, 2005, respectively, and, we acquired Ciao on April 6, 2005. Contributing to the increase in revenues was a significant increase in demand for European sample in our North American Internet survey solutions segment, which was sourced predominantly from our Ciao Internet survey solutions segment, and increased revenues associated with our comparison shopping business. These increases were slightly offset by a reduction of approximately $1.3 million in revenues associated with the goZing OLM business in the prior year period, which we wound down later in 2005. In addition the revenue increase was partially offset by a decline in the North American Internet survey solutions segment’s revenues as a result of increased competition.
     Gross Profit. Gross profit for the nine months ended September 30, 2006 was $53.8 million, compared to $46.4 million for the nine months ended September 30, 2005, an increase of $7.4 million, or 16.0%. Fluctuations in currency rates increased gross profit by approximately $0.2 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $7.2 million. Gross profit as a percentage of revenues increased by 4.2% to 75.9% from 71.7% primarily as a result of the accretive impact of the acquired Ciao business segments, which reported a gross profit percentage of approximately 80.9% in the nine months ended September 30, 2006 compared to 77.6% for the nine months ended September 30, 2005, and an increase in the North American Internet survey solutions segment’s gross profit percentage from 69.7% to 72.8%, excluding inter-segment revenues.
     The 4.2% increase in gross profit as a percentage of revenues was due to a decrease in costs as a percentage of revenues of:
•	incentives of 3.8%;

•	outside sample purchases of 0.7%;

•	publisher commissions of 0.5%;

•	survey distribution costs of 0.5%;

•	revenue share arrangements of 0.4%; and

•	amortization of internal use software of 0.2%.

     The decreased costs as a percentage of revenues were in turn offset by increases in costs as a percentage of revenues of:
•	direct project personnel of 1.7%;

•	other direct costs of 0.1%; and

•	stock-based compensation expense of 0.1%.

     The decrease in incentives as a percentage of revenues was due primarily to the following factors:
•	higher incentives paid in the prior year period primarily as a result of the goZing acquisition in February 2005, which provided for higher guaranteed incentive payments;

•	changing our definition of an “active panelist” by reducing the in-activity timeframe from 1 year to 6 months. This has in turn increased the incentives forfeited by inactive panelists for the period;

•	increasing the percentage of surveys completed using random internet sampling. Payments we make to web affiliates participating in random internet sampling include respondent incentives and thereby reduce the incentives we have to pay to our panel members; and

•	the growth of the comparison shopping revenues.
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
     The increase in direct project labor as a percentage of revenues in the North American Internet survey solutions segment was due in part to lower revenue in North America in 2006 versus 2005, as well as increased variable compensation expense paid to direct project personnel in 2006 versus 2005. The increased variable compensation expense paid to direct project personnel in 2006 was due primarily to a revised incentive plan based upon individual revenue and quality goals for each direct project personnel. In addition, the increase in direct project labor in Europe was due to an increase in survey production performed in the Munich, Germany office and an increase in the percentage of full service projects in Europe that are more labor intensive in nature.
     The decrease in outside sample purchases as a percentage of revenues was primarily related to European sourced sample, which was supplied by the panelists acquired as a result of the Ciao acquisition in April 2005. This was partially offset by an increase in outside sample purchases as a percentage of revenues due to the introduction of random internet sample fees paid to affiliates in 2006, which is a new and alternative method for obtaining survey respondents.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $31.9 million, compared to $29.7 million for the prior year period, an increase of $2.2 million, or 7.3%. Selling, general and administrative expenses increased primarily as a result of the inclusion of three acquired businesses for the full nine months ended September 30, 2006: Rapidata, goZing and Ciao. Offsetting this increase was a decrease in selling, general and administrative expense in our legacy Internet survey solutions business segment in North America of approximately $2.9 million.
     Selling expenses, primarily personnel costs and related commissions, increased by approximately $0.9 million for the nine months ended September 30, 2006 compared to the same period in the prior year as a result of the addition of the selling expenses attributable to Rapidata, goZing and Ciao for the full nine months ended September 30, 2006.
     Personnel costs associated with marketing and panel management decreased by approximately $0.1 million for the nine months ended September 30, 2006 compared to the same period in the prior year as a result of the reduction in the size of the panel and marketing staffs in North America, offset by increased panel and marketing staff in Europe.
     Marketing and promotion expenses remained relatively flat overall for the nine months ended September 30, 2006 compared to the same period in the prior year. However, higher spending levels in 2006 related to advertising and marketing programs primarily in the comparison shopping business were offset by higher spending levels in the prior year period associated with the promotion of our corporate and panel capabilities following the acquisitions of Rapidata, goZing and Ciao.

     General and administrative expenses increased by approximately $1.4 million for the nine months ended September 30, 2006 compared to the same period in the prior year, primarily related to higher personnel costs of approximately $2.3 million, increased rent and facility costs of approximately $0.4 million and other costs of approximately $0.3 million, offset by lower public company expenses of approximately $1.6 million.
Personnel costs increased as a result of:
i)	the inclusion of personnel costs associated with Rapidata, goZing and Ciao for the full nine months ended September 30, 2006;

ii)	further investment in 2006 in finance and administrative staff necessary to operate as a public company in 2006 versus 2005;

iii)	increased stock-based compensation expense of $0.8 million as a result of the implementation of SFAS 123(R);

iv)	a one-time charge of $0.4 million associated with the departure of two senior founders of Ciao during 2006; and,

v)	an increase in incentive accruals for G&A employees and senior management, related to our performance in 2006.
These increases were in turn offset by a decline in personnel costs as a result of a one time charge of $1.0 million associated with the change in senior management during 2005.
     Public company expenses decreased primarily as a result of reduced consulting costs in the current year period related to the implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002 during the prior year period in North America, which was partially offset by increased costs associated with the first year implementation in Europe in the current period.
     Selling, general and administrative expenses as a percentage of net revenues decreased to 45.0% for the nine months ended September 30, 2006 from 45.9% of the net revenue for the nine months ended September 30, 2005. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to remain at approximately the same level as we experienced in the nine months ended September 30, 2006.
     Panel Acquisition Expenses. Panel acquisition expenses were $4.3 million for the nine months ended September 30, 2006, compared to $2.3 million for the nine months ended September 30, 2005, an increase of $2.0 million, or 84.7%. Panel acquisition expenses increased primarily as a result of our focus on acquiring additional panelists in an effort to broaden our domestic and international panels. Approximately $317,000 of the increase was related to higher amortization expense associated with the panel assets acquired from Rapidata, goZing and Ciao, as these costs are included for the full nine months ended September 30, 2006.
     Panel acquisition expenses were 6.1% of net revenues for the nine months ended September 30, 2006 and 3.6% for the nine months ended September 30, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of net revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the nine months ended September 30, 2006 were $7.1 million, compared to $4.7 million for the nine months ended September 30, 2005, an increase of $2.4 million, or 51.9%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisitions of OpinionSurveys, Rapidata, goZing and Ciao, as well as significant increases in capital expenditures during 2005.
     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2006 were $2.7 million, compared to $1.8 million for the prior year period, an increase of $0.9 million, or 54.5%. Research and development expenses increased as a result of the increase in the North American research and development staff during the latter half of 2005 including a new Survey solutions Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our Survey solutions operating environment. In addition, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect Research and development expense to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the nine months ended September 30, 2006, pre-tax restructuring expenses of approximately $243,000 associated with office closings and personnel employment termination. We do not expect these restructuring expenses associated with our right-sizing plan to have a material impact on our results of operations, cash flows, liquidity, or capital resources. We intend to pay these restructuring expenses using cash available from operations.
     Interest Expense, Net. Net interest expense for the nine months ended September 30, 2006 was $22,000, compared to $29,000 for the nine months ended September 30, 2005, a decrease of $7,000 in net interest expense. The decrease in net interest expense was primarily due to the reduction of interest expense associated our debt and capital lease obligations, which were paid off in December 2005 and March 2006, respectively. This reduction in interest expense was partially offset by the reduction in interest income related to the excess funds being utilized to reduce this debt and to acquire Rapidata, goZing and Ciao, which decreased the amount of excess cash available for investments.
     Other Expense, Net. Other expense, net for the nine months ended September 30, 2006 was $170,000, compared to $131,000 for the nine months ended September 30, 2005. Other expense, net relate primarily to the effects of currency rate fluctuations associated with our operations in India, Europe and Canada. The increase in the current period expense is associated with the effects of currency rate fluctuations primarily between the U.S. Dollar and the Euro.
     Provision (Benefit) for Income Taxes. We recorded an income tax provision for the nine months ended September 30, 2006 of $2.4 million, compared to an income tax benefit of $15.4 million for the nine months ended September 30, 2005. The increase in the tax provision is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic valuation allowance.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As a result of this assessment, we continue to believe that as of September 30, 2006, our domestic deferred tax assets are more likely than not to be realized. As of September 30, 2006, a valuation allowance of approximately $1.7 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses acquired as a result of our Ciao acquisition. We do not believe that these deferred tax assets are more likely than not to be realized.
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
     Net Income. Our net income for the nine months ended September 30, 2006 was $4.9 million, compared to $23.1 million for the nine months ended September 30, 2005. The decrease in net income was primarily the result of the release of our domestic valuation allowance of $15.7 million in the prior year period, an increase in operating expenses of $7.8 million, partially offset by the increase in gross profit of approximately $7.4 million. Operating expenses grew faster than gross profit as a result of the impact of acquisition related depreciation and amortization, stock based compensation expense associated with the implementation of SFAS 123(R), as well as strategic spending in the areas of panel acquisition and R&D to improve our supply capabilities and integrate and automate our survey delivery capabilities.
      North American Internet Survey Solutions Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2006	%	2005	%

Net revenues	$44,450	100.0%	$48,914	100.0%
Segment operating income	9,167	20.6	13,421	27.4
     Net Revenues. Net revenues for the nine months ended September 30, 2006 were $44.4 million, compared to $48.9 million for the nine months ended September 30, 2005, a decrease of $4.5 million, or 9.1%. Net revenues decreased for the following reasons:
i)	during the latter half of 2005, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year; and

ii)	in 2005, the North American Internet survey solutions segment included revenues of approximately $1.3 million associated with the goZing Online OLM, which we wound down later in 2005.
     Segment Operating Income. Segment operating income for the nine months ended September 30, 2006 was $9.2 million, compared to $13.4 million for the prior year, a decrease of $4.2 million, or 31.7%. Segment operating income declined as a result of:
i)	lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure; and

ii)	lower gross profit of approximately $5.4 million as a result of increased demand for higher-cost European sourced data, which was supplied by Ciao.
      Ciao Internet Survey Solutions Segment Results
     We established the Ciao Internet survey solutions operation in April 2005, upon the closing of our acquisition of Ciao. The following table sets forth the results of our Ciao Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2006	%	2005	%

Net revenues	$20,445	100.0%	$13,134	100.0%
Segment operating income	7,480	36.6	5,826	44.4
     Net Revenues. Net revenues for the nine months ended September 30, 2006 were $20.4 million, compared to $13.1 million for the nine months ended September 30, 2005, an increase of $7.3 million. Net revenues increased for the nine months primarily as a result of including Ciao for the full nine months in 2006 as compared to only six months in the same period in 2005, since the acquisition occurred in April 2005.

     Segment Operating Income. Segment operating income for the nine months ended September 30, 2006 was $7.5 million, compared to $5.8 million for the prior year, an increase of $1.7 million. Segment operating income increased primarily as a result of including Ciao for the full nine months in 2006 as compared to six months in 2005, since the acquisition occurred in April 2005.
      Ciao Comparison Shopping Segment Results
     We established the Ciao comparison shopping operation in April 2005, upon the closing of our acquisition of Ciao. The following table sets forth the results of our Ciao comparison shopping segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2006	%	2005	%

Net revenues	$12,728	100.0%	$4,975	100.0%
Segment operating income	7,418	58.3	2,408	48.4
     Net Revenues. Net revenues for the nine months ended September 30, 2006 were $12.7 million, compared to $5.0 million for the nine months ended September 30, 2005, an increase of $7.7 million. Net revenues increased for the nine months primarily as a result of:
i)	including Ciao for the full nine months in 2006 as compared to only six months in the same period in 2005, since the acquisition occurred in April 2005;

ii)	the underlying growth rate of the e-Commerce market in which it conducts business: and

iii)	efforts made during 2006 to increase the monetization rates of unique visitors to our comparison shopping websites, through improved site content and user experience.
     Segment Operating Income. Segment operating income for the nine months ended September 30, 2006 was $7.4 million, compared to $2.4 million for the prior year, an increase of $5.0 million. Segment operating income increased primarily as a result of including Ciao for the full nine months in 2006 as compared to six months in 2005, since the acquisition occurred in April 2005, as well as the high operating leverage in this segment.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $34.8 million in net proceeds after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with the offering amounting to approximately $0.8 million. At September 30, 2006, we had approximately $17.4 million in cash and cash equivalents on hand, compared to approximately $20.6 million as of December 31, 2005, a decrease of $3.2 million. This decrease is primarily due to investments in marketable securities of approximately $12.6 million as of September 30, 2006. These investments remain highly liquid and are immediately available without penalty, however, they are not included in our cash equivalents as their initial maturity are longer than 90 days. Including these investments, we had cash, cash equivalents and marketable securities of approximately $30.0 million at September 30, 2006. This increase from $20.6 million at December 31, 2005 is primarily due to our profitability and resulting cash flow, offset by capital expenditures as well as cash utilized to repay our capital lease obligations with Somerset Capital Group Ltd., a leasing company (“Somerset Capital”), during March 2006.

     Cash provided by operations for the nine months ended September 30, 2006 was $15.8 million, compared to $16.2 million for the nine months ended September 30, 2005. The decrease in cash flow from operations was primarily attributable to our reduction of accrued expenses primarily related to payments associated with restructuring and management changes.
     Cash used by investing activities was $15.2 million for the nine months ended September 30, 2006 compared to $99.9 million for the nine months ended September 30, 2005. The decrease in cash used by investing activities was primarily due to cash used to purchase Rapidata, goZing and Ciao during 2005, offset by net sales of our marketable securities, primarily utilized to fund the acquisition of Ciao at the beginning of the second quarter of 2005, and our net purchases of marketable securities in the current year period.
     Cash used by financing activities was $4.1 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $19.3 million for the nine months ended September 30, 2005. Cash usage in the current year period is primarily the result of the pay-off of our remaining capital leases with Somerset Capital in March 2006. The cash provided by financing activities in the 2005 period was primarily the result of the borrowings under a credit facility, the proceeds of which were used in acquiring the Ciao business and to a lesser extent, net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions.
     Our working capital at September 30, 2006 was $30.1 million, compared to $18.1 million at December 31, 2005, an increase of $12.0 million. The increase in working capital was primarily due to our profitability for the nine months ended September 30, 2006 and the use of cash flows to reduce capital lease debt.
     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the nine months ended September 30, 2006, the utilization of our domestic NOLs was not impacted by this limitation and we do not anticipate that there will be an impact for the year ending December 31, 2006.
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
     At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the nine months ended September 30, 2006, we incurred capital expenditures of $2.4 million and $1.1 million related to North America and Europe, respectively, including approximately $263,000 financed through capital leases. For fiscal 2006, we expect capital expenditures to total approximately $4.5 to $5.5 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. These capital expenditures were funded by a combination of capital leases from Somerset Capital and cash flow from operations. In the future, we expect that these costs will be funded from our cash flow from operations.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended September 30, 2006, except for the restructuring and management change commitments as discussed further below. Additionally, due primarily to our acquisitions, our external commitments have increased significantly. The following table summarizes our contractual obligations at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	September 30,						2011 and
	2006	2006 (1)	2007	2008	2009	2010	Thereafter

Contractual obligations:
Capital lease obligations	$56	$9	$25	$14	$8	$—	$—
Non-cancelable operating lease obligations	8,883	779	2,712	2,406	1,936	745	305
Management change commitments*	429	110	319	—	—	—	—
Restructuring commitments**	33	33	—	—	—	—	—
Other long-term liabilities	13	2	6	5	—	—	—

Total contractual cash obligations	$9,414	$933	$3,062	$2,425	$1,944	$745	$305

(1)	Includes only the remaining three months of the year ending December 31, 2006.

*	These management change commitments are a result of our management change announced in the third quarter of 2005 as described in Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

**	The restructuring charge commitments are a result of our rightsizing plan in North America, which we announced in the fourth quarter of 2005 as described in Note 15 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     On July 25, 2006 we announced that we were starting a process of separating our Internet survey solutions and comparison shopping business operated through our Ciao GmbH (“Ciao”) subsidiary into two separate legal and operational entities. This reorganization involves many complex issues including the following:
•	division and apportionment of intellectual property including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology including licensed and internally developed software; hardware and operating systems;

•	allocation of personnel to each entity; and

•	division and apportionment of real estate.
     Should we fail to manage these issues properly or if management is distracted from day to day business operations by this separation process, our overall business at our Ciao subsidiary may suffer and as a result our financial condition and results of operations may suffer.
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
We derived approximately 39% of our total net revenue from ten clients in the nine months ended September 30, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping, we derived approximately 44%, 47% and 63% of net revenue from ten clients for the nine months ended September 30, 2006, respectively. If we were to lose, or if there were a material reduction in business from these clients, our net revenue might decline substantially.
     Our ten largest clients accounted for approximately 39% of our total net revenue for the nine months ended September 30, 2006. On a consolidated basis no single client accounted for 10% or more of our net revenue for the nine months ended September 30, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping we derived approximately 44%, 47% and 63% of net revenue from ten clients in the nine months ended September 30, 2006, respectively. In our North American Internet survey solutions segment, one client, GfK-AG and its eight North American subsidiaries, represented approximately 11% of net revenue. Two clients, Taylor Nelson Sofres, Plc (“TNS”) and GfK-AG, operating through 12 and six separate customers, respectively, each accounted for approximately 13% and 10%, respectively, of our Ciao Internet survey solutions segment revenues. Two clients, eBay, Inc. and Google, Inc., each accounted for approximately 30% and 22%, respectively, of our Ciao comparison shopping segment revenues. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substantially.
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
     Our employee base has grown from 54 in February 2002 to 648 as of September 30, 2006, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.
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
     During the first nine months of 2006 we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.
     We have a team of 217 professionals in India as of September 30, 2006, who provide us with data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. The U.S. Senate has recently approved an amendment that would prohibit companies from using money from federal contracts to outsource jobs overseas, and would prohibit state contract work from being performed overseas with money received from federal grants. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report, including, among other things:

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives;

•	our ability to bring expenses in line with current revenue levels;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our real-time sampling methodology for recruiting survey takers on the Internet;

•	our ability to accurately predict future revenue;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to reaccelerate North American sales growth;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	our online business model;

•	demand for our products and services;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     Exhibits

Exhibit No.	Description of Exhibits
10.61†	Amendment to Metzke Letter of Engagement (Previously filed as exhibit 10.61 to our Current Report on Form 8-K dated July 25, 2006).

10.62†	Metzke Employment Agreement (Previously filed as exhibit 10.62 to our Current Report on Form 8-K dated July 25, 2006).

10.63†	Cartellieri Separation Agreement (Previously filed as exhibit 10.63 to our Current Report on Form 8-K dated July 25, 2006).

10.64†	Piening Separation Agreement (Previously filed as exhibit 10.64 to our Current Report on Form 8-K dated July 25, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

†	Previously filed and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.
By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and Chief Financial Officer

Dated: November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.61†	Amendment to Metzke Letter of Engagement (Previously filed as exhibit 10.61 to our Current Report on Form 8-K dated July 25, 2006).

10.62†	Metzke Employment Agreement (Previously filed as exhibit 10.62 to our Current Report on Form 8-K dated July 25, 2006).

10.63†	Cartellieri Separation Agreement (Previously filed as exhibit 10.63 to our Current Report on Form 8-K dated July 25, 2006).

10.64†	Piening Separation Agreement (Previously filed as exhibit 10.64 to our Current Report on Form 8-K dated July 25, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

†	Previously filed and incorporated herein by reference.