Form 10-K
period 2006-12-31
GREENFIELD ONLINE INC
filed 2007-03-15
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50698

GREENFIELD ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1440369 (IRS Employer Identification No.)

21 River Road, Wilton, CT (Address of principal executive offices)	06897 (Zip Code)

Registrant’s telephone number, including area code:
(203) 834-8585

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $151.9 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2006 of $7.41.

As of March 9, 2007 there were 25,597,124 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

i

PART I.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained herein, including, without limitation, predictions and guidance relating to our future financial performance and growing customer demand for online marketing research, the growth of our comparison shopping portals, sales bookings, bid volume, backlog and strategy, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. The forward-looking statements contained herein are based on our current expectations, but they involve a number of risks and uncertainties and do not reflect the potential impact of mergers, acquisitions or other business combinations that may be completed after the date of the filing of this Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which are described in Item 1A of Part I of this Form 10-K and include, without limitation,

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online and Ciao panels;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our Real-Time Samplingtm capability for recruiting survey takers on the Internet;

•	our ability to accurately predict future revenue;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to reaccelerate European third-party sales growth;

•	the growing competitiveness of our marketplaces and our ability to compete therein;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	our online business model;

•	demand for our products and services;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our Greenfield Online and Ciao brands.

These risks are not exhaustive. Other sections of this Annual Report include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in very competitive and rapidly changing environments. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

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

Overview

Our company supplies the increasingly urgent demand of industry for better understanding of consumers around the world. Proprietary, innovative technology enables us to collect thousands of consumer opinions quickly and accurately, and to organize them into actionable form. We currently do this in two lines of business:

•	Internet Survey Solutions: Through our Greenfield Online and Ciao segments we collect, organize and sell consumer opinions in the form of survey responses to marketing research companies and end-users on a global basis.

•	Comparison Shopping: Through our Ciao comparison shopping portals we gather unique and valuable user-generated content in the form of product and merchant reviews. Visitors to our Ciao portals use these reviews to help make purchasing decisions and we derive revenue from this Internet traffic via e-commerce, merchant referrals, click-throughs, and advertising sales.

Internet Survey Solutions

We are a leading independent provider of Internet survey solutions to the global marketing research industry. We actively manage our Internet panels comprised of the Greenfield Online panel in the United States and Canada and the Ciao panels in Europe and other countries in Asia and Latin America. Globally, our Internet panels are 100% double opted-in panels of millions of individuals. We also provide Internet survey solutions in North America via our Real-Time Samplingtm capability that recruits survey takers across the Internet in real time as they are needed to complete pending survey projects. Our proprietary panels, together with our Real-Time Sampling capabilities allow us to supply our clients with diverse, demographically representative survey research data.

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

Internet survey solutions are faster, more efficient and more cost-effective for collecting high quality marketing research data than traditional, labor-intensive methods such as telephone, direct-mail and mall-based surveying. The Internet allows our panelists and Internet users to participate 24 hours-a-day in a more convenient and less intrusive environment than traditional data collection methods. Our Internet-based technology interactively engages respondents through the use of images, sound and video, enabling us to collect richer data for our clients. We believe Internet-based survey solutions speed survey completion, allow for significantly larger survey sample sizes over a given time period and provide marketing researchers with a cost-effective means of reaching niche segments of the population.

We believe we are well-positioned to capitalize on evolving dynamics within the global survey research market. Decreasing cooperation rates experienced by the telephone survey industry and the increasing use of mobile phones as a primary means of telephone communication have led to a decline in the effectiveness of traditional telephone-based data collection methods. In North America this decline has been exacerbated by the Do Not Call registry, which was established in the United States in 2003. At the same time, Internet penetration and increased broadband usage have accelerated growth in the use of Internet-based marketing research. In Europe, multi-country surveys in many languages are easier to complete online because the survey need be translated only once, and data is then collected and correlated electronically. We believe these dynamics will drive demand for our Internet survey solutions. We believe that in Europe the adoption of Internet-based data collection is in an earlier stage than in North America, and that demand in Europe for our Internet survey solutions will increase in the years to come. Through our North American and European operations, and our operations centers in Gurgaon, India, Toronto, Canada and Timisoara, Romania, we believe we are well-positioned to meet this demand.

Comparison Shopping

Through our Ciao subsidiary we are a leading provider of online comparison shopping services in Europe including the United Kingdom via our group of Ciao websites. We operate in-language comparison shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands. Through our comparison shopping business we aggregate and display information on a vast array of consumer products in such categories as consumer electronics, motor vehicles, computers, travel services and telecommunications. In addition, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception we have collected several million product reviews. This information, together with product data, price and store information, is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. We generate revenues from e-commerce (the referral of visitors to large e-commerce websites and search engines), merchants that pay us lead referral fees when consumers click through to merchant websites from our shopping portals and from advertisers displaying ads on our shopping portals.

Segment Information

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

On July 25, 2006, we announced plans to start the process of separating the previously combined Ciao Internet survey solutions and comparison shopping business segments from an operational and legal perspective, and we expect this bifurcation to be completed in the second quarter of 2007.

Recent Developments

On July 25, 2006 we announced that we were starting a process of separating our Internet survey solutions and comparison shopping business operated through our Ciao subsidiary into separate legal and operational entities. This reorganization involves many complex issues including, but not limited to, the following:

•	division and apportionment of intellectual property including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology including licensed and internally developed software, hardware and operating systems;

•	allocation of personnel to each entity;

•	division and apportionment of real estate; and

•	potential tax implications that may result from the separation of the businesses.

We believe that this bifurcation will be completed in the second quarter of 2007, however, the timing is contingent upon many items and there can be no guarantees that we will complete this legal separation in the time anticipated, or even at all.

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

Speed.  Using the Internet, marketing researchers can rapidly access, collect and process large amounts of data from diverse groups across multiple countries and languages simultaneously. Our proprietary panel management techniques and our Real-Time Sampling capabilities allow us to quickly identify and target groups of panelists and Internet users to receive and participate in surveys over the Internet. Survey response time on the Internet is measured in hours and days rather than weeks and months. Our technology and expertise allow us to administer thousands of Internet surveys simultaneously.

Cost Effectiveness.  We believe that Internet-based survey solutions lower the cost of marketing research by decreasing data collection costs. Once qualified panelists have been identified and surveys have been developed, the actual cost of data collection through the Internet is significantly less than through traditional methods.

Improved Results.  Internet users are able to complete surveys in the privacy of their own homes, without interacting with interviewers. As a result, we believe interviewer bias is eliminated. Because the Internet provides respondents with a degree of anonymity and privacy not found in telephone or mall-based surveys, we believe Internet survey solutions generate more honest responses, even to sensitive subject matter questions, such as income, personal health, political affiliations and sexual orientation. Internet-based surveys can accommodate a variety of new media as well, including images, sound and video, which cannot be integrated into telephone or mail surveys. We believe that integrating these media allows researchers to capture feedback needed by marketers to assess new product offerings and test new advertising messages more accurately.

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

More Engaging.  Our Internet survey solutions are more engaging than telephone and direct mail surveys because they integrate images, sound and video, and often include advance previews of potential new products, movie trailers and commercials. We believe this advance preview feature makes our Internet survey solutions more compelling and enjoyable for our respondents than surveys administered through traditional methods.

•	Growth in Internet Penetration. Studies reflect that the percentage of the U.S. and European population using the Internet is growing. As Internet penetration increases, and in particular as broadband penetration climbs, we believe the migration from traditional data collection methods to Internet-based data collection will accelerate. As the population of Internet users increases, a larger and more diverse group of people become accessible to us as potential panelists and potential Real-Time Sampling participants, and the quality of our Internet survey responses will likely improve.

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

Our Competitive Position

Internet Survey Solutions

We believe we are positioned for continued growth in our target market for Internet survey solutions and the following strengths differentiate us from our competitors:

•	Our Internet Panels. The Greenfield Online and Ciao panels are some of the largest Internet-based panels available. As of December 31, 2006, our Internet panels consisted of millions of panelists that had double opted-in to participate in our surveys. We continue to actively expand the breadth and demographics of our panels to address the needs of our clients. As part of this strategy we completed the acquisitions of the OpinionSurveys.com panel from The Dohring Company in 2004, and the acquisitions of Rapidata.net, Inc., (“Rapidata”), Zing Wireless, Inc., (“goZing”), and Ciao in 2005. As a result of these acquisitions and our continued recruitment of new panelists we now have proprietary panels in over 20 countries around the world. We have a process of qualifying our panelists, which allows us to offer our clients premium specialty panels comprised of people with similar characteristics. We have the ability to quickly reach appropriate target audiences within our panel for a wide range of client requests, including respondents in the healthcare, automotive, Hispanic, business-to-business, information technology and international segments.

•	Experienced Panel Management. Over the past 12 years we have developed, and through our recent acquisitions, we have acquired proprietary panel management techniques designed to maximize the efficiency and productivity of our Internet panels. We maintain a fresh and active panel by continually adding new members and seeking additional information from our panelists. These panel management techniques allow us to efficiently target our survey invitations and create relevant cash and non-cash incentive programs for our panelists. Additionally, we maintain policies to protect the confidentiality of our panelists’ personal information and prohibit marketing to our panelists using information obtained through their survey participation. We believe that these policies have enabled us to develop a relationship of trust with our panelists and foster a climate that encourages their continued participation in our surveys.

•	Real-Time Sampling. We compliment our Internet-based panels with our Real-Time Sampling capabilities. Real-Time Sampling allows us to invite Internet users at hundreds of websites to participate in surveys, without the requirement that they join our panels. Internet users that accept this invitation are then directed to a proprietary software that collects certain demographic information and routes the participant to an active survey project for which he or she is likely to qualify. Real-Time Sampling allows us to access the portion of the Internet using population that is less likely to join our panels, but is willing to provide opinions about topics important or relevant to them.

•	Complete Internet Survey Solutions. We offer a wide range of Internet survey solutions that enable the global marketing research industry to conduct Internet-based research. Our complete range of survey solutions facilitates the migration from traditional survey methods to Internet-based methods and eliminates the need for our clients to develop their own Internet research capabilities.

•	Focused Sales Strategy. Our focused sales strategy seeks to incorporate our Internet survey solutions into our clients’ research proposals that they present to the end-users of the data we collect. Our client relationships are strengthened by this cooperative sales strategy which allows us to leverage their global sales forces as a distribution channel for our products and services. We do not compete with our clients for custom marketing research business from end-users.

•	Well-Established Brand and Commitment to Customer Service. Greenfield Online was founded in 1994 and we conducted our first North American Internet-based marketing research project in 1995. Ciao was founded in 1999 and conducted its first European Internet-based marketing research project in 2001. Since our inception, we have built and refined our Internet panels and other means to conduct Internet surveys, and maintained a commitment to industry-leading customer service. Our early entry into the Internet-based survey marketing research industry, the quality and global reach of our Internet panels and our commitment to technology and customer service have enabled us to develop strong brands within the marketing research industry in North America and Europe.

Comparison Shopping

We believe we are positioned for continued growth in our target market for comparison shopping services in Europe and the following strengths differentiate us from our competitors:

•	The Ciao Community. The Ciao community is comprised of consumers from all walks of life who have chosen to become members of one of our localized Ciao shopping portals in order to contribute product and store reviews and to take advantage of a number of interactive community features such as guest books, buddy lists and personal profiles that are only available to registered members. As of December 31, 2006, our Ciao shopping portals had over 1 million registered members. We believe that our strong community of review writers is an important asset as it creates a constant inflow of fresh, original content that positively differentiates us from our competitors and helps us attract additional visitors to our websites.

•	Our Product Reviews. We believe that the product and store reviews posted by members of the Ciao community are valuable content that helps consumers make informed purchasing decisions. Since our inception, members of the Ciao community have posted several million product and store reviews on our shopping portals. These reviews may be written in any of 6 languages, with a minimum word count of 100 words per review. We believe that this makes our product review database one of the largest in the world, giving us an advantage over many of our competitors.

•	Our Pan-European Presence. We operate Ciao shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands. Many of our competitors are operating websites in their respective home markets only. We believe that our pan-European reach provides a competitive advantage as it enables us to transfer learnings from one country to another, increases our brand recognition with larger advertisers and retailers and diversifies our revenue risk in the comparison shopping business.

Our Strategy

Our strategy is to build upon our position as a world leader in the collection, organization, distribution and sale of consumer opinions. In addition to the strategies listed below for our Internet survey solutions business and our comparison shopping portals, we intend to achieve this goal through the development and acquisition of technologies, products and services which compliment and enhance our ability to collect consumer opinions and which expand our addressable market.

•	Expand Internet Survey Solutions: Our goal is to maintain and build upon our leadership position within the global Internet survey solutions market. In order to achieve this goal, our strategy is to:

•	Provide High Quality Internet Sample. We have introduced a quality improvement program that has raised our customer satisfaction scores to their highest levels since we began tracking them. We will endeavor to maintain this level of customer satisfaction and strive to increase it through process automation, high quality, active and profiled panels and additional sources of survey takers such as Real-Time Sampling.

•	Provide Our Clients High Value. We believe we can continue to improve the value of our Internet sample through our cost effective supply chain management, our use of technology to automate our business processes and through our continued use of low-cost production facilities.

•	Increase Our Understanding and Effective Management of Our Internet Panels. As we have developed our internal panel management technologies we have learned more about our panelists’ behavior and have increased our ability to direct targeted survey invitations to them. We believe that these innovations have and will continue to allow us to better manage and maintain high quality, active panelists and offer higher value data.

•	Expand the Range of Our Specialty Panels. Our current specialty panels include healthcare, automotive, Hispanic, business-to-business and information technology segments. Our ability to capture and access specific demographic information about our panelists allows us to provide our clients with access to research audiences that are difficult or impossible to find through other methods.

•	Diversify our Sources of Survey Respondents. In order to supplement the ability of our Internet panels to provide survey respondents and diversify the sources of our respondents, we intend to continue to develop the functionality and efficiency of our Real-Time Internet Sampling capability, which allows us to gather survey opinions from individuals who are not members of our Internet panels, and to expand the use of this capability internationally. Through Real Time Internet Sampling we are able to access the Internet traffic of participating websites and present visitors to these sites with an offer to participate in one of our surveys. Individuals who accept this offer are routed to our websites, where proprietary techniques and software match each individual with an appropriate survey.

•	Develop New and Innovative Internet-Based Survey Solutions. New solutions, such as our media testing capabilities, integrate images, sound, video and other media directly into our surveys and provide a more interactive and engaging process than current methods.

•	Provide Faster and Better Service than Traditional Data Collection Methods. Our clients seek suppliers that can provide high-quality panels and sample sources and fast and accurate bid-turnaround and survey programming, allowing them more time to analyze survey data and provide timely, quality research for their customers. To achieve this strategy, we leverage our automated bidding and panel management technology, skilled project management staff and our continuous survey programming capability.

•	Expand Internationally. During 2007, we intend to further develop our capabilities outside of North America and Europe, expanding the size and diversity of our Internet panels by adding more panelists in Asia from China, Japan and South Korea, and in Australia, Eastern Europe and Latin America. To facilitate this panel growth we have engaged qualified panel managers at Ciao who are focused on combining our proprietary panel management techniques with local knowledge to develop more responsive and representative panels in their regions. We believe the migration of data collection to the Internet in the international market represents a growth opportunity.

•	Expand Comparison Shopping. Our strategies to grow our comparison shopping business are as follows:

•	Improve and Enhance Product and Technology. We believe that our comparison shopping product and technology are not yet optimized to take full advantage of the market opportunity. As we believe that technology and improved user experience are critical to our success, we intend to improve and enhance our existing product and technology to make our Ciao comparison shopping portals more efficient, thereby improving our visitors’ experience, and our users’ loyalty.

•	Increase Number of Categories, Products and Offers. We believe that the traffic to our comparison shopping portals would benefit from the display of a broader range of consumer product categories,

products and associated offers. We therefore intend to launch a number of new categories, enhance existing categories and add more products and merchant offers to our online catalog.

•	Expand Geographically. We believe that our service can be further extended to cover additional geographies. We are already present with localized shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands, and are considering the launch of our service in additional countries inside and outside of Europe.

•	Increase Online Marketing Efforts. We believe that heightened awareness of our Ciao brand and service would lead to additional traffic to our comparison shopping portals.

•	Broaden Merchant and Advertiser Base. We believe that the number of merchant and advertising customers featured on our shopping portals is related to the conversion rate of website visits to paid click-throughs. We therefore intend to expand our partnerships with online retailers, advertising agencies and direct advertising customers and to cement our existing relationships within these customer groups.

Our Internet Panels

As of December 31, 2006, our Internet panels were comprised of millions of individuals, located in more than 20 countries around the world, who voluntarily double opted-in to participate in our surveys.

Panel Acquisition

We recruit from a diverse pool of sources, including Internet portals, special interest, age and ethnicity focused and other websites. We administer our internally developed webmaster affiliate program, as well as an external affiliate program, to enable broad-based panelist recruitment from lower-traffic niche websites. As of December 31, 2006, the number of participating affiliates in our internal and external recruiting programs was comprised of more than 1,000 websites, consisting primarily of lower-traffic niche websites. To become a member of our affiliate program (a “webmaster affiliate”), approved website operators download images and graphics enabling them to recruit members for our Internet panels on their website.

Each webmaster affiliate receives a specific identification code and is compensated based on the number of panelists recruited through its website. In addition, as of December 31, 2006, we were actively recruiting panelists from over 100 large websites, data suppliers and advertising networks. Through these programs and arrangements, we acquire new panelists from Internet portals and special interest websites by conducting email campaigns with sweepstakes and other incentives and by posting new banner advertisements on webpages. Individuals viewing or receiving these solicitations are directed to a Greenfield Online or Ciao recruiting webpage where they are asked for demographic and other personal information. After completing this demographic survey, potential panelists are asked to confirm their desire to be panel members by email. Upon this confirmation, the panelists are “double opted-in” and officially registered as active members of the Greenfield Online or the Ciao panels depending on their country of residence. In the six European countries in which we operate: Germany, the United Kingdom, France, Italy, Spain and the Netherlands, we also recruit new panelists via our comparison shopping portals. In addition to being invited to join as community members, visitors to our Ciao shopping portals are invited to become members of our Internet panels. The shared registration path between our comparison shopping community and our Internet panel membership provides an efficient way to continuously recruit a broad base of panelists.

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

•	The registration process takes place before a panel member is invited to participate in a survey, so there is no incentive to submit anything but accurate information;

•	Survey invitations are delivered to respondents according to the demographic requirements of a survey and the panel member does not know the demographic information used to select them as potentially qualifying for the survey;

•	Survey takers are only allowed one opportunity to take a survey and are not able to change their answers during multiple attempts to qualify for the survey; and

•	In North America, only one email address is allowed per panelist, which prevents establishing multiple accounts for the purpose of taking surveys multiple times.

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

Real-Time Sampling

To supplement our North American Internet-based panels, we have developed and implemented our Real-Time Sampling capability. Real-Time Sampling allows us to present an offer to take surveys to visitors at hundreds of websites, and if a visitor accepts this offer, he or she is then directed to proprietary software and screening techniques to match that individual to a survey project for which they are likely to qualify. Real-Time Sampling broadens our potential pool of survey takers beyond our Internet panelists, allowing us to reach individuals who may not want to join a panel, but are willing at certain points in time to share their opinions about topics that are relevant and important to them.

Our Products and Services

Our Internet-Based Survey Solutions

We offer survey solutions exclusively using Internet-based methods supported by our Internet panels and our Real-Time Sampling. These survey solutions are customized to our clients’ needs, including our full-service data collection and sample solutions.

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

Product	Description	Representative Application

Tracking Studies	Studies that are fielded over time to determine advertising awareness and brand usage	Automobile manufacturers track consumer awareness of their brand to evaluate the effectiveness of their media spending
Conjoint Studies	Studies that conduct a ‘‘trade-off” analysis of features/functionality	Mobile phone carriers use these studies to design service plans with features that will attract the most consumers
Concept Testing	Studies that present product concepts to potential consumers	Consumer packaged goods companies test a range of new product offering to identify those with the most appeal to consumers
Media/Audio Testing	Studies to evaluate the persuasiveness and key message recall associated with advertising	Health and beauty care manufacturers use these studies to test different versions of a new advertising campaign to see which is most likely to result in the purchase of their product
In-Home Usage Testing	Studies that ask respondents to try new products in their home	Over-the-counter remedy manufacturers ask consumers to test their products and provide feedback on the Internet
Omnibus Studies	Shared-cost studies that enable several clients to pool small sets of questions and receive feedback within 3 days	All industries take advantage of this product to get fast answers to urgent marketing questions

Sample Solutions

Clients that have survey programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet panels and our Real-Time Sampling capabilities. We believe that this offering is regarded in the marketplace as a high-value service, which we maintain by collecting demographic information upon panelist enrollment and in real time, thereby providing respondents to our clients who accurately match our clients’ demographic requirements.

Comparison Shopping

Through our comparison shopping business we aggregate and display information on several million consumer products in such categories such as consumer electronics, motor vehicles, computers, travel services and telecommunications. Since 1999 we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception, we have collected several million product reviews. This information is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. Through Ciao’s shopping portal traffic, which has ranged between 12 and 15 million unique visitors per month, in the aggregate, in the countries of Germany, France, Italy, Spain and the United Kingdom, we are able to offer advertising products and services to merchant websites. We monetize our Ciao comparison shopping Internet traffic by presenting interested consumers with relevant offers from e-commerce sites, online merchants, and we receive revenue from those merchants when a Ciao visitor clicks through from one of the Ciao shopping portals to the merchant’s website. We also monetize our comparison shopping Internet traffic by selling advertising on our shopping portals.

Our Customers

Our primary target market for our Internet survey solutions is full-service custom marketing research and consulting firms. We provide Internet survey solutions to firms of all sizes in this marketplace. In our North American and Ciao Internet survey solutions segments, many of our top ten clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. In 2006, our global top ten clients constituted approximately 39% of our consolidated net revenue, and represented 92 separate customers. Of our global top ten clients, no individual client accounted for 10% or more of our consolidated net revenue. In North America, our top ten clients constituted approximately 43% of net revenue, and represented 30 separate customers. In 2006, one client, GfK-AG (“GfK”) and its nine North American subsidiaries, represented approximately 11% of our North American net revenues. Two clients Taylor Nelson Sofres, Plc (“TNS”) operating through 23 separate customers, and GfK operating through 11 separate customers, represented approximately 13% and 10%, respectively of our Ciao Internet survey solutions third-party net revenues. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 48% of our Ciao Internet survey solutions segment net revenues and were comprised of 61 separate customers. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 28% and 22%, respectively of our Ciao comparison shopping segment net revenues. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 62% of our Ciao comparison shopping segment net revenues. We do not have long term contracts for defined purchase of Internet survey solutions with our largest clients.

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

Sales and Marketing

We use a combination of sales professionals, account executives and our automated bid technology to maximize the personal interaction between sales professionals and current and prospective clients, while minimizing our sales and marketing costs. In the last few years, we made substantial investments in our sales infrastructure to better serve our clients and enter new markets. In North America we have established regional offices in Encino, California and Toronto, Ontario, and have sales representatives located in offices across the country. Through Ciao we have sales offices in the United Kingdom, Germany, France, the Netherlands and Sydney, Australia. Accordingly, our sales and marketing professionals are assigned to geographic, client-based and industry-specific territories and, in certain instances, to specialized research markets. As of December 31, 2006, we employed 98 sales professionals focused on our Internet survey solutions business. By selling through the marketing research channel, we experience significant sales leverage and return on invested sales and marketing dollars.

Competition

We currently compete with Internet-based survey data collection providers, Internet sample providers that provide access to survey respondents but do not offer survey technologies, technology companies that have developed tools for conducting Internet marketing research and traditional marketing research companies. In a broader sense, we also compete with suppliers of survey data collection services that use traditional methodologies, such as telephone interviewers, mall interviewers and direct mail operators. The primary competitive factors in the survey data collection industry include the quality and timeliness of data collection, the price of products and services and overall reputation in the marketplace. We believe we distinguish ourselves from our competitors through a combination of high-quality service provided by experienced professionals, client responsiveness, the quality and diversity of our Internet panels, our ability to supply respondents through our Real-Time Sampling capability, process efficiencies and a dedicated focus on servicing the marketing research industry.

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

In Europe, our comparison shopping business competes against companies such as Yahoo Shopping (Kelkoo), Shopping.com, Shopzilla, Geizkragen, Billiger, Froogle, DooYoo and other comparison shopping sites.

Technology and Intellectual Property

Our systems are based on internally-developed and third-party software, and have been designed to reduce downtime in the event of outages or catastrophic occurrences. In North America we host our primary technology systems at our Wilton, Connecticut data center. Our Wilton facility is equipped with our own uninterruptible power supply, redundant power generators, heating, ventilation, air conditioning and fire suppression systems. Data is backed up on a daily basis and we routinely remove backed-up data from our primary storage facilities. In Europe our primary technology system is hosted in a third-party co-location facility in Munich, Germany where data is backed up on a daily basis and routinely removed from our primary storage facilities.

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

In 2006 we completed the initial development and launch of our new Unified Panel System (“UPS”). UPS is an integrated suite of proprietary software applications designed to get survey respondents to the right survey at the right time, and in real time. The primary components of our UPS platform include:

•	Survey Management System (“SMS”). SMS is an application designed to invite or direct survey respondents to appropriate surveys based on client specified demographic criteria, track completed surveys and completed quota groups within surveys, and manage panelist incentives;

•	Panel Acquisition and Management System (“PAM”). PAM is an application designed to manage the process by which panelists are recruited, registered, profiled and given incentives. PAM integrates the process of managing our panel recruiting partners, initiates the panel profiling process and updates those profiles as additional information is available, and tracks and manages incentives;

•	My SurveyCenter (“MSC”). MSC allows panelists to update and enhance their profiles so that we may better target surveys to match their interests. MSC also allows us to dynamically display survey invitations on individualized panelist web pages. These individual web pages also allows panelists to view their survey and incentive history and request payment; and

•	Decision Support System (“DSS”). DSS is a data warehouse application that allows our panel managers and project directors access to data generated by SMS and PAM, enabling them to make decisions regarding production scheduling, panel usage and feasibility.

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

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements and license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States and have applied for and obtained registrations in the United States for some of our trademarks and service marks. Millward Brown, Inc. owns the rights in the United States to the names Greenfield and Greenfield Online, holds a U.S. registration for the Greenfield mark and has a pending registration in the United States of the Greenfield Online mark. We maintain an exclusive, perpetual, royalty-free license from Millward Brown, Inc. (as successor to

Greenfield Consulting Group, Inc.) to the Greenfield Online trademark for Internet qualitative and quantitative marketing research data collection services and to use the Greenfield name as part of our Internet domain names. GoQuote®, SAM®, Stay Ahead®, Research Revolution®, NetReach®, FieldSource® and OpinionSurveys.com®, Real-Time Samplingtm, Curizontm, Ciao!tm, GoReporttm, and GoSampletm are some of our trademarks, trade names and service marks. Neither we nor Millward Brown, Inc. have sought trademark registration of the Greenfield or Greenfield Online names outside the United States. Through our acquisition of the OpinionSurveys.com panel in October 2004, we acquired title to the domain names OpinionSurveys.com and OpinionSurvey.com, as well as certain intellectual property associated with the OpinionSurveys.com panel, including a pending application to register OpinionSurvey. Through our acquisitions of goZing and Ciao we have acquired numerous domain names, including goZing.com, and Ciao.com, as well as intellectual property associated with these domains. Effective trademark, service mark, copyright and trade secret protection for intellectual property may not be available in every country in which our products and services are made available through the Internet.

Financial Information about Geographic Areas

For financial information regarding our reportable segments and geographic areas, please refer to Note 16 of our Notes to Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Backlog

As of March 1, 2007 we had a backlog for Internet survey solutions of approximately $19.6 million, of which approximately $14.6 million and $5.0 million are in North America and Europe, respectively, as compared to a backlog of approximately $17.3 million on March 10, 2006, comprised of approximately $12.8 million in North America and $4.5 million in Europe. Backlog for Internet survey solutions is defined as signed contracts for Internet survey solutions that we expect to complete and deliver to clients during the 2007 fiscal year. Backlog for online advertising revenue was approximately $445,000 and $200,000 as of March 1, 2007 and March 10, 2006, respectively. Backlog for online advertising revenue is defined as signed contracts for online advertising media campaigns with defined contract amounts that we expect to complete during the 2007 fiscal year. We do not present backlog figures in connection with comparison shopping click-through revenues because our agreements with the merchants displaying offers on our comparison shopping portals (i) generally do not contain a maximum contract amount, (ii) are cancelable with short notice, and (iii) are subject to many variable factors such click through rates, costs-per-click and conversion rates.

Employees

As of December 31, 2006, we employed a total of 675 people; 218 in India, 157 in Germany, 123 in the United States, 64 in Canada, 45 in Romania, 24 in Poland, 23 in the United Kingdom, 15 in France, 4 in the Netherlands and 2 in Australia. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

We may not be successful at implementing our announced strategy to separate our Ciao Internet survey solutions and Ciao comparison shopping portals into separate legal and operating entities and the separation may have unforeseen consequences for the Ciao business as a whole and our financial condition may suffer.

On July 25, 2006 we announced that we were starting a process of separating our Internet survey solutions and comparison shopping business operated through our Ciao GmbH (“Ciao”) subsidiary into separate legal and operational entities. This reorganization involves many complex issues including, but not limited to, the following:

•	division and apportionment of intellectual property including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology including licensed and internally developed software, hardware and operating systems;

•	allocation of personnel to each entity;

•	division and apportionment of real estate; and

•	potential tax implications that may result from the separation of the businesses.

Should we fail to manage these issues properly or if management is distracted from day to day business operations by this separation process, our overall business at our Ciao subsidiary may suffer and as a result our financial condition may suffer.

In addition we will face complex commercial, legal, corporate and tax issues, which if managed improperly may have a negative impact on our customer relationships, employee relationships, panelist relationships, comparison shopping member relationships and our domestic and international tax positions.

We believe that this bifurcation will be completed in the second quarter of 2007, however, the timing is contingent upon many items and there can be no guarantees that we will complete this legal separation in the time anticipated, or even at all.

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

We derived approximately 39% of our total net revenue from ten clients in the twelve months ended December 31, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping, we derived approximately 43%, 48% and 62% of net revenue from ten clients for the twelve months ended December 31, 2006, respectively. If we were to lose, or if there were a material reduction in business from these clients, our net revenue might decline substantially.

Our ten largest clients accounted for approximately 39% of our total net revenue for the twelve months ended December 31, 2006. On a consolidated basis no single client accounted for 10% or more of our net revenue for the twelve months ended December 31, 2006. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping we derived approximately 43%, 48% and 62% of net revenue from ten clients in the twelve months ended December 31, 2006, respectively. In our North American Internet survey solutions segment, one client, GfK-AG (“GfK”) and its nine North American subsidiaries, represented approximately 11% of our North American net revenues.

Two clients, Taylor Nelson Sofres, Plc (“TNS”) and GfK, operating through 23 and 11 separate customers, respectively, each accounted for approximately 13% and 10%, respectively, of our Ciao Internet survey solutions segment net revenues. Two clients, eBay, Inc. and Google, Inc., each accounted for approximately 28% and 22%, respectively, of our Ciao comparison shopping segment net revenues. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top ten clients, our revenue may decline substantially.

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

A substantial portion of our Internet survey solutions data comes from individuals who are not members of our panels, but respond to our Real-Time Samplingtm offers. Should the marketing research industry reject this capability, or if its effectiveness declines and costs increase we may have inadequate sample supply to meet current demand, and may be required to spend more money acquiring sample, and our margins may decline.

A substantial portion of our Internet survey solutions data comes from individuals who are not members of our panels, but respond to our Real-Time Samplingtm offers. The proportion of our Internet survey solutions data obtained via Real-Time Sampling has been increasing since we began this initiative. If the marketing research industry rejects this capability, or if it demonstrates limited acceptance, or if the capability does not continue to prove effective, we may not be able to meet current demand for Internet survey solutions data and our sales may suffer. In addition, we may be required to spend more money acquiring survey sample, and our margins may decline.

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

We may not be able to successfully compete with other comparison shopping portals or other companies that offer alternatives to traditional online comparison shopping web sites and other potential competitors, which may cause us to lose sales or experience lower margins on sales.

The market for our products and services is highly competitive. In Europe we compete with numerous comparison shopping portals such as Yahoo Shopping (Kelkoo), Shopping.com, Shopzilla, Geizkragen, Billiger, Froogle, DooYoo and other comparison shopping sites.

We also expect to face competition from other companies that offer alternatives to traditional online comparison shopping portals such as social networks, Internet-based direct marketers, as well as companies that develop and maintain a large volume of Internet traffic on their websites.

Many of our current and potential competitors have longer operating histories, greater brand recognition and significantly greater financial, technical and other resources than we do. Many of our competitors operate on a global scale. These competitors may be able to undertake more extensive sales and marketing campaigns offering their services, adopt more aggressive pricing policies, offer global solutions, and make more attractive offers to potential employees, strategic partners, community members and customers than we can. In addition, these competitors and potential competitors may have or develop technologies that are superior to ours, or that achieve greater market acceptance than our own. In addition, these competitors may develop superior methods or alternative approaches for obtaining high rankings in the organic results sections of major search engines, and we may be required to expend more resources to acquire Internet traffic. If we do not successfully compete with these companies, we might experience a loss of market share and reduced revenue and profitability.

Consolidation in the marketing research industry may result in fewer potential clients for us and a smaller market in general if companies with existing Internet-based panels combine with companies without such panels.

Consolidations within the marketing research industry in general and among our clients in particular, such as the acquisition of NFO Worldgroup, Inc. by Taylor Nelson Sofres, Plc, the acquisition of ARBOR, Inc. by GfK and GfK’s recent acquisition of NOP World, could cause us to lose business from clients that acquire companies with Internet-based panels of their own. In addition, consolidated clients may possess superior bargaining power in the marketplace, allowing them to demand and receive lower prices for our products. Similarly, our smaller clients could be acquired by larger marketing research companies that have their own Internet-based panels, such as the recent acquisition of Wirthlin Worldwide by Harris Interactive, Inc., and their need for our products and services could be reduced or eliminated as a result. In any of these cases, our net revenue would be reduced.

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

We have rapidly expanded our international operations, but have limited experience expanding sales and operations facilities in foreign countries. If we fail to successfully complete the integration of our acquisition of Ciao in Europe and expand our sales and marketing efforts there, and throughout the world, we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate.

Our employee base has grown from 54 in February 2002 to 675 as of December 31, 2006, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team will be required to devote considerable amounts of their time and attention to this expansion and integration, which may reduce the time and attention they will have available to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.

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

During fiscal year 2006 we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.

We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.

We have a team of 218 professionals in India as of December 31, 2006, who provide us with project management, data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

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

Our success depends to a significant extent on the continued services of our core senior management team of Albert Angrisani, our CEO; Robert E. Bies, our Executive Vice President and CFO; and Jonathan A. Flatow, our Vice President of Corporate Development and General Counsel. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly, disruptive to our business, and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.

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

The Internet Tax Freedom Act (the “ITFA”) that was originally passed in 1998 prohibited states or political subdivisions from (i) imposing new taxes on Internet access and (ii) imposing multiple and discriminatory taxes on e-commerce. The ITFA originally expired on October 21, 2001, but has been extended twice. The Internet tax moratorium offered by the ITFA is currently set to expire on November 1, 2007. In the absence of a renewal of the ITFA, states may begin to impose taxes on Internet access, related charges and other e-commerce products and services. If one or more states impose such taxes in a manner that results in the taxation of Internet access providers, ourselves, our customers or other parties upon whom these parties or our panelists rely for access to the Internet or other products or services, our expenses may increase and it may become difficult to recruit and maintain our panelists or sell our products and services. Proposed legislation has been introduced in Congress to make the ITFA permanent. It is unclear whether or not this legislation will be enacted and, if so, the substance of its provisions.

A number of states within the United States are participants in the Streamlined Sales Tax Project (the “SSTP”), which seeks to establish a uniform, nationwide state-based taxation system that requires remote sellers to administer and collect their respective sales taxes even though they do not maintain a presence within that state. If the SSTP is successful in implementing such a system, and if our products or services are subject to this system, our resulting tax, administrative and compliance burden may increase.

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

Our corporate headquarters occupies approximately 30,000 square feet and is located at 21 River Road, Wilton, Connecticut, 06897, under a lease that expires in November 2009. Our other significant U.S. facility is located in Encino, California, where we lease approximately 7,600 square feet under a lease that expires in July 2009, and of which we have sublet approximately 3,600 square feet for the remainder of the term. Our primary operations center in North America is located in Toronto, Ontario where we lease approximately 14,700 square feet under a lease that expires in November 2010. We also lease a data center to support our operations that occupies approximately 3,100 square feet in Wilton, Connecticut, offices in North Andover, Massachusetts to support our technology development, along with office space in California, North Carolina, Indiana, Illinois and New York to support our sales and marketing team. We lease approximately 8,200 square feet of space in San Francisco, California, under a lease that expires in September 2009, which we have sublet for the remainder of the lease term.

Our international offices, outside of North America, are based in Munich, Germany, Gurgaon, India, London, United Kingdom, Paris, France, Timisoara, Romania, Warsaw, Poland, Sydney, Australia and Amsterdam, the Netherlands. Our operations facility in Gurgaon, near New Delhi, occupies approximately 19,300 square feet under a lease that expires in March 2007, unless renewed at our option for up to two additional three-year terms. Our facility in Munich, Germany occupies approximately 25,800 square feet, under a lease expiring in October 2010. We lease all of our facilities and believe that they, together with readily available expansion premises, are adequate to meet our needs for the foreseeable future and that additional or alternative facilities may be leased on commercially reasonable terms to meet our future needs, if necessary. Information regarding each of our significant properties is as follows ($ in thousands):

		Remaining Lease
		Obligation
Address/Location	Termination Date	December 31, 2006

21 & 15 River Road, Wilton, Connecticut	November, 2009	$3,327
16501 Ventura Blvd., Ste. 250, Encino, California*	July, 2009	504
222 Kearney St., Ste. 500, San Francisco, California**	September, 2009	628
800 Turnpike St., N. Andover, Massachusetts	December, 2008	176
110 Sheppard Ave., Ste. 200, East Toronto, Canada	November, 2010	1,256
First Floor Unitech Trade Centre, Gurgaon, India***	March, 2007	34
Leopoldstraße 236, 80807 Munich, Germany	October, 2010	1,612
18 rue Horace Vernet Issy Les Moulineaux, Paris, France	March, 2014	709
Strawinskylaan 1127, Amsterdam, the Netherlands	April, 2008	72
Str. Stefan cel Mare nr. 56, Timisoara, Romania	November, 2007	62
28/30, 53-333 Warsaw, Poland	June, 2008	86
201 Miller Street, North Sydney, NSW	June, 2007	20
11 Maiden Lane, London, UK	December, 2008	263

*	Subleased approximately 48% of the space in October 2006 for the remaining lease term. The net payments due under the lease approximate 52% of the total amount shown above

**	Subleased in March 2006 for the remaining lease term. The payments due under the sublease are substantially similar to our obligations under the lease.

***	During 2007, we extended this lease for an additional three year period through March 2010 for annual rental amounts of approximately $229,000.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

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

a) Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “SRVY” since July 16, 2004. The following table sets forth for the periods indicated the range of high and low closing prices per share of our common stock as reported by the Nasdaq National Market:

	High	Low

2004
Third Quarter (commencing July 16, 2004)	$22.18	$14.50
Fourth Quarter	$24.10	$17.28
2005
First Quarter	$21.79	$16.11
Second Quarter	$20.19	$11.55
Third Quarter	$13.90	$5.44
Fourth Quarter	$5.86	$4.47
2006
First Quarter	$7.88	$5.84
Second Quarter	$7.73	$5.82
Third Quarter	$11.16	$6.83
Fourth Quarter	$14.30	$9.82

b) Holders of the Corporation’s Capital Stock

As of March 9, 2007 we had approximately 40 stockholders of record, including record holders on behalf of an indeterminate number of beneficial holders.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for each of the fiscal years ended December 31, 2006, 2005 and 2004 and the selected Consolidated Balance Sheet data as of December 31, 2006 and 2005 are derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the fiscal year ended December 31, 2003 and 2002 and the selected Consolidated Balance Sheet data as of December 31, 2004, 2003, and 2002 are derived from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
Internet survey solutions(1)	$80,505	$80,572	$44,428	$25,868	$14,886
Comparison shopping(2)	19,837	8,607	—	—	—

Total net revenues	100,342	89,179	44,428	25,868	14,886
Cost of revenues	24,086	24,327	11,081	8,884	5,409

Gross profit	76,256	64,852	33,347	16,984	9,477

Operating expenses:
Selling, general and administrative	44,730	40,682	21,454	12,127	10,123
Panel acquisition	5,527	3,762	2,448	1,421	713
Depreciation and amortization	9,225	6,965	1,292	1,113	1,802
Research and development	3,864	2,836	1,002	626	747
Impairment and restructuring charges	236	91,758	—	—	—

Total operating expenses	63,582	146,003	26,196	15,287	13,385

Operating income (loss)	12,674	(81,151)	7,151	1,697	(3,908)
Total other (expense) income	(201)	(561)	(1,022)	101	945

Income (loss) before income taxes	12,473	(81,712)	6,129	1,798	(2,963)
Provision (benefit) for income taxes	4,019	(15,753)	411	150	(569)

Net income (loss)	8,454	(65,959)	5,718	1,648	(2,394)
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	—	(63)	—
Charge to common stockholders for Series B convertible preferred stock	—	—	(28,054)	—	(3,873)
Cumulative dividends on Series B convertible preferred stock	—	—	(382)	(673)	(28)
Income allocable to participating preferred securities	—	—	(1,564)	(761)	—

Net income (loss) available to common stockholders	$8,454	$(65,959)	$(24,282)	$151	$(6,295)

Net income (loss) per share available to common stockholders:
Basic	$0.33	$(2.72)	$(2.70)	$0.07	$(6.42)
Diluted	0.33	(2.72)	(2.70)	0.06	(6.42)
Weighted average shares outstanding:
Basic	25,386	24,217	8,985	2,054	981
Diluted	25,698	24,217	8,985	2,347	981

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,873	$20,623	$96,082	$3,721	$1,864
Investments in marketable securities	16,167	—	17,400	—	—
Total assets	179,844	160,860	135,306	11,929	8,724
Capital lease obligations:
Current portion	25	2,061	1,253	874	895
Long-term portion	22	2,032	1,877	705	1,102
Debt:
Current portion	—	—	—	—	1,216
Series C-2 redeemable preferred stock	—	—	—	943	821
Series B convertible preferred stock	—	—	—	9,114	8,441
Total stockholders’ equity (deficit)	149,621	134,493	123,078	(6,327)	(8,526)

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Other Consolidated Financial and Operating Data:
Cash provided by operating activities	$23,434	$23,661	$5,273	$4,051	$697

(1)	Internet survey solutions includes services revenues from the collection of survey data for sale to marketing research companies for all periods presented. Also included in 2002 are $470,000 in revenues from our custom research line of business that we sold to Taylor Nelson Sofres Operations, Inc. in January 2002.

(2)	Comparison shopping includes revenues in 2005 and 2006 from this business segment, which was acquired as part of the Ciao acquisition in April 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes starting on page 55 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Risk Factors” in Item 1A in Section I. See “Safe Harbor Statement” on page 1 of this Annual Report on Form 10-K.

Segment Information

Our reportable segments are based on our operations in North America through Greenfield Online, Inc., and its consolidated North American subsidiaries (“North America”), and our operations in Europe through Ciao GmbH and its consolidated subsidiaries (“Ciao” or “Europe”). We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping, which both operate in Europe and the rest of the world through Ciao. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. While the comparison shopping business operated through our European operations was not a reportable segment for fiscal year 2005, we are presenting certain information about this business because we believe it helps readers understand our business and our European operations as a whole. In 2005, we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of our comparison shopping business separately. We implemented financial systems during 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We have reclassified certain prior period amounts to conform with the current period’s presentation in order to prepare comparable segment results. Financial information about our reportable segments is included in our Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Overview

Our company supplies the increasingly urgent demand of industry for better understanding of consumers around the world. Proprietary, innovative technology enables us to collect thousands of consumer opinions quickly and accurately, and to organize them into actionable form. We currently do this in two lines of business:

•	Internet Survey Solutions: Through our Greenfield Online and Ciao segments we collect, organize and sell consumer opinions in the form of survey responses to marketing research companies and end-users on a global basis.

•	Comparison Shopping: Through our Ciao comparison shopping portals we gather unique and valuable user-generated content in the form of product and merchant reviews. Visitors to our Ciao portals use these reviews to help make purchasing decisions and we derive revenue from this Internet traffic via e-commerce, merchant referrals, click-throughs, and advertising sales.

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

Under our asset sale agreement with TNSO, we received $2.0 million in cash consideration at closing in January 2002 and an additional $600,000 in January 2003. Contemporaneously with the execution of the asset sale agreement, we entered into an alliance agreement with Taylor Nelson Sofres Intersearch (“TNSI”) that terminated on December 31, 2006. We treated $1.4 million of the proceeds received at closing as consideration for the value of the assets conveyed and $600,000 as a prepayment of the first three months’ payments due under the alliance agreement. The alliance agreement obligated TNSI to use our services to meet substantially all of its Internet sample survey requirements for U.S.-based marketing research until certain minimum revenue guarantees were met. In 2002, the alliance agreement required TNSI to provide us with a minimum of $200,000 per month after the first three months of qualifying revenue for purchases of sample and other services, and in 2003 this minimum monthly amount increased to $300,000. In December 2003, TNSI satisfied its total minimum purchase requirement.

In July 2003, we formed Greenfield Online Private Limited (“GFOL India”) in Gurgaon, India in order to reduce labor costs and to allow us to offer around-the-clock data processing and survey programming services. In March 2004, we formed Greenfield Online Canada, Ltd. in order to expand our North American operations to cover the Canadian market. In 2006, we relocated a significant portion of our North American Internet survey solutions project management function to our Canadian operations center.

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

On January 25, 2005, we completed the acquisition of Rapidata.net, Inc., a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our results of operations beginning January 26, 2005. The parties agreed that $1.05 million of the purchase price would be held in escrow for a period not to exceed 18 months as security for any indemnification claims we may have under the Stock Purchase Agreement and for possible adjustment to the purchase price based on Rapidata’s 2004 financial performance (as specified in the Stock Purchase Agreement) as reflected in its audited financial statements. In February 2005, we released $500,000 from the escrow, as Rapidata’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required in the Stock Purchase Agreement. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the Incremental Tax Cost Amount, as defined in the Stock Purchase Agreement. In January 2006, we released $275,000 from the escrow, and on August 1, 2006 we authorized the release of all amounts remaining in the escrow ($275,000), as no claims had been asserted against the escrowed funds. Simultaneously with the closing, Rapidata’s two executive officers, who together owned a majority of Rapidata’s common stock, each purchased 16,225 shares of our common stock for an aggregate purchase price of $600,000. Both executives entered into non-competition agreements and employment agreements with us. Currently, neither executive is employed by us.

On February 8, 2005, we completed the acquisition of Zing Wireless, Inc., a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which was to be released after 12 months if there were no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million would be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 we released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006 we released $2.0 million from the escrow and in August 2006, we released all remaining cash ($583,000) and stock (24,326 shares) from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non- competition agreements and employment agreements with us. All three executive officers have since resigned their positions with us and currently none are employed by us.

On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao AG, a privately held German company (“Ciao”), the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 11 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration would be held in escrow for a period not to exceed 18 months (the stock portion of the escrow was released on or about April 6, 2006 as there were less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006. On July 25, 2006 Ciao Managing Directors Maximilian Cartellieri and Gunnar Piening resigned their positions with us and our affiliated companies effective immediately and resigned their positions as Managing Directors of Ciao, effective July 31, 2006. Also, on July 25, 2006, we entered into separation agreements with Messrs. Cartellieri and Piening, and recorded a charge of $396,000 for the year ended December 31, 2006. In October 2006, we released all remaining funds under the escrow as there were no pending claims against the escrowed funds.

On December 10, 2005, our Board of Directors approved a North American rightsizing plan pursuant to which we determined to reduce costs in North America in an effort to more closely align our costs with our revenue outlook. As part of this rightsizing effort we reduced our employee base, amended and terminated certain existing leases, in-sourced certain previously outsourced functions, and engaged in actions designed to reduce our cost structure and improve profitability. During the year ended December 31, 2006, we recorded approximately $236,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made. As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith.

We conducted our initial review of goodwill and other intangible assets as of October 31, 2005 and determined that impairment existed. We therefore, recorded a pre-tax impairment charge of $89.8 million related to goodwill, and a $1.5 million pre-tax impairment charge related to other intangible assets, for the year ended December 31, 2005. We conducted our annual review of goodwill and other intangible assets as of October 31, 2006 and determined that no impairment existed for the year ended December 31, 2006.

Explanation of Key Financial Statement Captions

Net Revenues

We report our revenues net of customer volume rebates and cash discounts. Discounts for larger customers typically range from 5% to 20% off of our standard rates and we typically limit volume rebates to a few customers. Historically, these rebates have not been material, nor do we expect them to be material in the near future. Our net revenues are derived primarily from the following offerings:

•	Full Service — we program our clients’ surveys, host them on our website infrastructure, invite our panelists to take the surveys and deliver the compiled data to our clients for their analysis and presentation to their clients.

•	Sample Solutions — clients that have their own programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet panels and Real-Timetm Sampling capability.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising. The core of this business consists of attracting visitors to our shopping portals, and referring these visitors to the websites of our online merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed to contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our Ciao comparison shopping portals. In this case, an advertising serving software is used to measure the number of page views that the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.

Cost of Revenues

Our direct costs associated with generating revenues primarily consist of the following items:

•	Project Personnel — Project personnel have three distinct roles: project management, survey programming and data processing. We maintain project personnel in the United States, Europe, Canada and India. Labor costs are specifically allocated to each project. We utilize a timekeeping system in which project personnel maintain estimates of time incurred for each specific project. Project personnel are paid quarterly bonuses based upon service quality, achievement of revenue goals associated with clients.

•	Panelist Incentives — Our panelists receive cash and non-cash incentives for participating in our surveys. We maintain an incentive account for each member of our Internet panels. Our panelists accrue incentives based upon a member qualifying for and completing a survey within a predetermined timeframe. The panel member may request and receive payment of his or her incentives at any point in time prior to expiration. In prior periods, incentives awarded would generally expire one year after a panelist becomes inactive as outlined in the terms and conditions available on our panelist website. In February 2006, in our North American Internet survey solutions segment, we reduced the expiration threshold for panelists’ incentives from one year to six months of inactivity.

•	Data Processing — We perform the majority of the processing of survey data with our own professionals. Occasionally, we outsource certain data processing functions to third-party suppliers.

•	Outside Sample — We supplement our sample with survey responses from individuals who are not members of our Internet panels. These situations occur where our Internet panels cannot meet customer demands because of timing, capacity or demographic constraints; or when we are asked to supply survey responses in markets in which we do not have panelists, typically certain international geographic sectors.

•	Real-Time Sampling — To supplement our North American Internet-based panels, we have developed and implemented our Real-Time Sampling capability. Real-Time Sampling allows us to present an offer to take surveys to visitors at hundreds of websites, and if a visitor accepts this offer, he or she is then directed to proprietary software and screening techniques to match that individual to a survey project for which they are likely to qualify. Real-Time Sampling broadens our potential pool of survey takers beyond our Internet panelists, allowing us to reach individuals who may not want to join a panel, but are willing at certain points in time to share their opinions about topics that are relevant and important to them.

•	Other Direct Costs — Other direct costs may include the following: (i) fees paid to a third party for healthcare-related sample data retrieved from a panel of healthcare professionals developed by this third-party and (ii) in prior year periods, fees paid to Microsoft Corporation (“Microsoft”) for surveys completed and sold using data from panelists we have obtained through the Microsoft Network (“MSN”). For the year ended December 31, 2006, we included stock-based compensation charges as a result of the adoption of SFAS 123(R) on January 1, 2006. Also included in other direct costs for years prior to 2006 is the amortization associated with the previously recorded unearned stock-based compensation charges, which are amortized over the service period for options granted to project personnel.

•	Amortization of Internal Use Software — We include in cost of revenues amortization of capitalized software costs related to survey production.

Selling, General and Administrative Expenses

As of December 31, 2006, we employed 98 individuals that support the sales and marketing of our Internet survey solutions. These sales professionals are compensated based upon project delivery and revenue recognition. Commissions are accrued when we deliver completed projects to our clients. In addition, we maintain our Internet panels with a staff of 24 panel management personnel. These individuals design programs geared toward panelist recruitment, retention and incentives and are also responsible for panel database design and development. Furthermore, we support our Internet survey solutions sales effort with a staff of 11 marketing professionals who design product, pricing, promotional and distribution strategies. As of December 31, 2006, we employed 127 individuals who provide a foundation for these functions in the areas of executive, finance, human resources and information technology operations. This group is responsible for maintaining the infrastructure and support for the entire sales, delivery and panel teams. Also included in selling, general and administrative expenses are unearned stock-based compensation charges, which are amortized over the service period of options granted to selling, general and administrative personnel.

Panel Acquisition Expenses

We continually add new members to our Internet panels in order to support growing demand for our products and services as well as to replace members who leave the panel in the ordinary course of our business. We incur costs to acquire members for our panel, including fees paid to procure new panelists from our webmaster affiliate program and through panel acquisition agreements with large Internet portals, special interest, age and ethnicity-related websites. We also incur costs related to testing potential panel sources before full recruitment roll-outs begin on specific websites and other costs associated with the panel recruitment process. These costs are expensed as incurred. We may also add members to our Internet panels by acquiring existing panels, as we did with our recent acquisitions. In these cases, where we acquire the panel as part of an ongoing business, we are able to capitalize the fair value of the panel we acquire and amortize that fair value to operating expense over the estimated life of the acquired asset. In connection with panel members acquired as a result of the OpinionSurveys.com, Rapidata, goZing and Ciao acquisitions, approximately $1.8 million and $1.4 million of amortization expense was included in Panel acquisition expenses for the year ended December 31, 2006 and 2005, respectively.

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

Impairment and Restructuring Charges

In 2006 and 2005 we incurred restructuring charges as discussed in Note 19 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K. In 2005 we incurred impairment charges as discussed in Note 7 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Related Party Interest Expense, Net

Related party interest expense, net is comprised of: (i) paid-in-kind interest, calculated using the level-yield method on the note we issued to Greenfield Holdings, LLC in the principal amount of approximately $14 million in May 1999 (the “Holdings Note”); (ii) amortization of debt discount on the Holdings Note; (iii) interest expense on the notes issued to us by Hugh O. Davis, one of our executive officers, and Rudy Nadilo, a former chief executive officer; and (iv) the accretion on the Series C-2 Redeemable Non-Voting Preferred Stock beginning in July 2003 (all of the outstanding shares of the Series C-2 Redeemable Non-Voting Preferred Stock were redeemed in connection with our initial public offering in July 2004).

Provision (Benefit) for Income Taxes

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, independent instructions, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.  For our Internet survey solutions business, we recognize revenues for services when they are realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Our products are delivered within a short period generally ranging from a few days to eight weeks. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determined and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising income. The core of this business consists of attracting visitors to our comparison shopping portals, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our Ciao comparison shopping portals. In this case, an advertising service software is used to measure the number of page views, which the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.

Accounts Receivable Allowances.  Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowances for doubtful accounts are arrived at using a two-step methodology which takes into consideration specifically identified bad debts and an overall reserve for the entire receivable asset. The allowance for bad debts as reflected at December 31, 2006 and 2005 represented our best estimate of identified bad debts. We continue to refine our estimates for bad debts over time and have adjusted the required allowance for doubtful accounts as a result of our experience. While credit loss rates have historically been within our expectations and the provisions established, fluctuations in our future credit rate losses may negatively impact our financial results. During the year ended December 31, 2005, we increased our allowance for doubtful accounts to specifically address the risk associated with international expansion.

Panelist Incentives.  Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is now generally six-months of continuous inactivity. In February 2006, in our North American Internet survey solutions segment, we reduced the expiration threshold for panelists’ incentives from one year to six months of inactivity. In our North American segment we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment accrued incentives are recorded net of estimated expirations. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize in North America.

Panel Acquisition.  Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include amortization of capitalized panel acquisitions costs associated with acquired businesses with panels of survey respondents, as well as payments to third-parties who source panelists from their databases and websites.

Stock-Based Compensation.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R)for the year ended December 31, 2006 was $2.5 million, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the year ended December 31, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the year ended December 31, 2006. See “Note 14 — Stock-Based Compensation.”

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

For periods prior to 2006, we have elected to follow Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under SFAS 123. In 2002 and 2003, we granted certain options to purchase our common stock at exercise prices that were subsequently determined to be less than the fair value of our common stock and, as a result, we recorded deferred stock-based compensation expense, which is amortized to earnings over the service period of the employee. In the notes to our Consolidated Financial Statements, we provide pro forma disclosures in accordance with SFAS 123.

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount which we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. The reassessment requires us to review the positive and negative evidence available regarding the recoverability of the deferred tax assets. As of December 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. During 2006, as a result of our assessment, we released a portion of our valuation allowance that had been previously recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to net operating losses acquired as a result of our Ciao acquisition and, based on our assessment, are more likely than not to be realized based on expected future profitability. As of December 31, 2006, an additional valuation allowance was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.

Net Income (Loss) Per Share.  We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. For the year ended December 31, 2004, diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. For periods prior to our initial public offering (“IPO”) on July 16, 2004, due to the participation features of our Series A Convertible Participating Preferred Stock, Series B Preferred Stock Convertible Participating Preferred Stock, and Series C-1 Convertible Participating Preferred Stock, basic and diluted earnings per share have been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. We conducted our initial review as of October 31, 2005 and determined that an impairment of goodwill existed. We therefore, recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in operating expenses in the accompanying consolidated statements of operations. We determined the fair value of our reporting units by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. We conducted our annual review as of October 31, 2006 and determined that no impairment of goodwill existed for the year ended December 31, 2006.

Long-lived Assets.  We review other long-lived assets, including property and equipment and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which is estimated, primarily using the present value of the estimated future cash flows. In estimating our future cash flows during the fourth quarter of 2005, we used a 16.5% discount rate, reflecting a risk adjusted weighted average cost of capital. We determined that business conditions in the fourth quarter of 2005 warranted a review of the fair value of our intangible assets. Our revised estimates of future European revenue and cash flow growth rates, and the continued depression of our stock price constituted a “triggering event” requiring an evaluation of the recoverability of our long-lived assets pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Therefore, we recorded a pre-tax impairment charge of $1.5 million for the year ended

December 31, 2005, which is included in Impairment and restructuring charges in the accompanying consolidated statements of operations in connection with acquired customer relationships, non-competition agreements and panel members within our European operating segment.

Restructuring.  We have executed, and may continue to execute, restructuring activities that may require management to use significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other costs. If the actual amount differs from our estimates, the amount of the restructuring charges could be materially impacted. (See Note 19 for a description of restructuring charges).

Translation of foreign currencies.  As a result of the Ciao acquisition in April 2005, we began significant operations in Europe where the functional currency is other than the U.S. Dollar, primarily the Euro. Except where indicated, effects of currency exchange rate differences between those currencies and the U.S. Dollar were immaterial during the year ended December 31, 2006 as compared to the same period in the prior year. However, we cannot guarantee that such amounts will continue to be immaterial in the future.

Results of Operations

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Consolidated Results

The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2006	%	2005	%
	($ in thousands)

Net revenues	$100,342	100.0%	$89,179	100.0%
Cost of revenues	24,086	24.0	24,327	27.3

Gross profit	76,256	76.0	64,852	72.7

Operating expenses:
Selling, general and administrative	44,730	44.6	40,682	45.6
Panel acquisition	5,527	5.5	3,762	4.2
Depreciation and amortization	9,225	9.2	6,965	7.8
Research and development	3,864	3.9	2,836	3.2
Impairment and restructuring charges	236	0.2	91,758	102.9

Total operating expenses	63,582	63.4	146,003	163.7

Operating income (loss)	12,674	12.6	(81,151)	(91.0)

Other income (expense):
Interest income (expense), net	109	0.1	(507)	(0.6)
Other expense, net	(310)	(0.3)	(54)	(0.0)

Total other expense, net	(201)	(0.2)	(561)	(0.6)

Income (loss) before income taxes	12,473	12.4	(81,712)	(91.6)

Provision (benefit) for income taxes	4,019	4.0	(15,753)	(17.7)

Net income (loss)	$8,454	8.4%	$(65,959)	(73.9)%

Net Revenues.  Net revenues for the year ended December 31, 2006 were $100.3 million, compared to $89.2 million for the year ended December 31, 2005, an increase of $11.1 million, or 12.5%. Fluctuations in currency rates increased net revenues by approximately $1.4 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $9.7 million. Net revenues increased primarily as a result of the inclusion of three newly acquired businesses for a full twelve months in the year ended December 31, 2006: Rapidata, goZing and Ciao. In 2005, we owned Rapidata and goZing starting on

January 25, 2005 and February 8, 2005, respectively, and, we acquired Ciao on April 6, 2005. Net revenues also increased as a result of our comparison shopping business, which accounted for approximately $10.5 million and to a lesser extent to our Ciao Internet survey solutions segment. These increases were slightly offset by a reduction of approximately $1.3 million in revenues associated with the goZing OLM business in the prior year period, which we wound down later in 2005. The above revenue increases were partially offset by a decline in the North American Internet survey solutions segment’s revenues as a result of increased competition.

Gross Profit.  Gross profit for the year ended December 31, 2006 was $76.3 million, compared to $64.9 million for the year ended December 31, 2005, an increase of $11.4 million, or 17.6%. Gross profit for the year ended December 31, 2006 was 76.0% of net revenues, compared to 72.7% for the year ended December 31, 2005. Fluctuations in currency rates increased gross profit by approximately $1.0 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $10.4 million. Gross profit increased primarily due to the additional revenues described above. Gross profit as a percentage of revenues also increased as a result of our high margin comparison shopping segment, which accounted for approximately 3.0% of the increase. The remaining increase in gross profit was due to decreased incentive costs and outside sample costs, partially offset by higher direct project labor costs.

We expect gross profit to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our overall margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2006 were $44.7 million, compared to $40.7 million for the prior year, an increase of $4.0 million, or 10.0%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.5 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $3.5 million. Selling, general and administrative expenses increased primarily as a result of the inclusion of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006. Selling, general and administrative expenses in our combined European businesses increased by approximately $5.9 million, which was partially offset by a decrease in selling general and administrative expenses in our legacy Internet survey solutions business segment in North America of approximately $2.4 million. Selling expenses, primarily personnel costs and related commissions, increased by approximately $1.5 million for the year ended December 31, 2006, primarily as a result of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006 and the adoption of SFAS 123(R), which increased selling, general and administrative expenses by $0.4 million.

Marketing and promotion costs increased approximately $0.4 million for the year ended December 31, 2006, primarily related to advertising and marketing programs related to our comparison shopping business. These increased costs were partially offset by lower spending levels in the current year compared to the prior year associated with direct mail, print and web advertising and a redesign of our website, logo and collateral marketing materials as well as the development of advertising and marketing programs to promote our new corporate and international capabilities following the acquisitions of Rapidata, goZing and Ciao.

General and administrative expenses increased approximately $1.7 million, primarily as a result of higher personnel and facility costs, primarily due to the inclusion of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006. Facility costs increased approximately $0.4 million due primarily to our international expansion.

Personnel costs associated with general and administrative expenses increased approximately $4.3 million for the year ended December 31, 2006, primarily as a result of the following:

i) an increase in incentive accruals for G&A employees and senior management, related to our improved performance in 2006 over 2005;

ii) increased stock-based compensation expense of approximately $1.1 million as a result of the adoption of SFAS 123(R);

iii) a one-time charge of $0.4 million associated with the departure of two founders of Ciao during 2006;

iv) further investment in 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance; and

v) the inclusion of personnel costs associated with our 2005 acquisitions of Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006.

These increases were in turn partially offset by a decline in personnel costs as a result of a one-time severance and related transition charge of $1.0 million recorded in the prior year that was associated with the change in the North American senior management.

General and administrative expenses, excluding personnel costs, decreased approximately $2.6 million for the year ended December 31, 2006 as a result of a decrease in public company expenses of approximately $1.8 million and reduced bad debt expense of approximately $0.5 million. The decrease in public company expenses was primarily associated with professional services performed in the areas of accounting, audit, tax, legal, valuation services, largely due to the prior year being the first year of Sarbanes-Oxley Section 404 compliance in North America. This decrease was partially offset by increased costs associated with the first year of Sarbanes-Oxley Section 404 compliance in Europe in the current year.

Selling, general and administrative expenses as a percentage of net revenues decreased to 44.6% for the year ended December 31, 2006 from 45.6% of the net revenues for the year ended December 31, 2005. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to remain at approximately the same level as we experienced in the year ended December 31, 2006.

Panel Acquisition.  Panel acquisition expenses were $5.5 million for the year ended December 31, 2006, compared to $3.8 million for the year ended December 31, 2005, an increase of $1.7 million, or 46.9%. Panel acquisition expenses increased primarily as a result of an increase in acquiring new panelists in the current year as the prior year included significant additional panelists acquired as a result of business acquisitions. Additionally, the current year includes higher amortization expense associated with the panel assets acquired from OpinionSurveys, Rapidata, goZing and Ciao of $0.4 million.

Panel acquisition expenses were 5.5% of net revenues for the year ended December 31, 2006 and 4.2% for the year ended December 31, 2005. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to increase as a percentage of revenues as we continue to expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America.

Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition expenses) for the year ended December 31, 2006 were $9.2 million, compared to $7.0 million for the year ended December 31, 2005, an increase of $2.2 million, or 32.4%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisition of OpinionSurveys, Rapidata, goZing and Ciao, as well as, significant increases in capital expenditures during 2005 and 2006, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures.

Research and Development.  Research and development expenses for the year ended December 31, 2006 were $3.9 million, compared to $2.8 million for the year ended December 31, 2005, an increase of $1.1 million, or 36.2%. Research and development expenses increased as a result of increased North American research and development staff in the latter part of 2005 and in 2006 and to additional staff in our European businesses due primarily to increased comparison shopping growth. We enhanced our North American research and development team to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata, goZing and Ciao as well as develop new software applications to automate manual processes in our Internet survey solutions operating environment. In addition, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.

Impairment and Restructuring Charges.  We conducted a review as of October 31, 2005 of the fair value of our goodwill by discounting our cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European Internet survey solutions segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European Internet survey solutions segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment. Additionally, we wrote off to impairment approximately $1.5 million of intangible assets originally established as part of the valuation of the Ciao acquisition. This impairment had the effect of reducing amortization expense in 2005 by approximately $0.1 million, and further reduced amortization expense in 2006 by approximately $0.4 million.

In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the year ended December 31, 2006, pre-tax restructuring expenses of approximately $0.2 million associated with office closings and personnel employment termination. We have completed the restructuring activities under this plan and these restructuring expenses associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources.

Interest Income (Expense), Net.  Net interest income for the year ended December 31, 2006 was $0.1 million, compared to net interest expense of $0.5 million for the year ended December 31, 2005, an increase in net interest income of $0.6 million. The increase in net interest income was primarily due to the reduction of interest expense associated with our debt and capital lease obligations, which were paid off in December 2005 and March 2006, respectively. Additionally, we have continued to increase our excess cash position and have therefore increased our investments in marketable securities, which resulted in additional interest income. This reduction in interest expense was partially offset by the reduction in interest income related to the excess funds being utilized to reduce this debt and to acquire Rapidata, goZing and Ciao, which decreased the amount of excess cash available for investments prior to the acquisitions and the pay-off of our debt and capital lease obligations.

Other Expense, Net.  Other expense for the year ended December 31, 2006 was $0.3 million, compared to $0.1 million for the year ended December 31, 2005. Other expense for the years ended December 31, 2006 and 2005 related primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.

Provision (Benefit) for Income Taxes.  We recorded an income tax provision for the year ended December 31, 2006 of $4.0 million, compared to an income tax benefit of $15.8 million for the year ended December 31, 2005. The increase in the tax provision is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic tax valuation allowance.

Our effective tax rate was 32.2% for the year ended December 31, 2006, compared to 19.3% for the year ended December 31, 2005. The increase in our effective tax rate is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic tax valuation allowance. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a tax valuation allowance on a quarterly basis based on all available information. As of December 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2006, as a result of this assessment, we released approximately $1.4 million of our valuation allowance that had been previously recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to net operating losses acquired as a result of our Ciao acquisition and, based on our assessment, are more likely than not to be realized based on expected future profitability. Of the total valuation allowance released during the year ended December 31,

2006, approximately $1.4 million was released as a reduction to goodwill generated from the Ciao acquisition and $0.1 million was released as a component of income tax expense. In addition, this valuation allowance release was partially offset by $0.1 million for the effects of foreign currency. As of December 31, 2006, an additional tax valuation allowance of approximately $0.2 million was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized.

In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic net operating loss carryforwards (“NOLs”) that we can utilize to offset future taxable income. For the years ended December 31, 2005 and 2006, the utilization of our domestic NOLs was not impacted by this limitation.

Net Income (Loss).  Our net income for the year ended December 31, 2006 was $8.5 million, compared to a net loss of $66.0 million for the year ended December 31, 2005. The increase in net income was primarily the result of the impairment charges taken in 2005 of $91.4 million, offset partially by the income tax benefit resulting from the release of our domestic deferred tax asset valuation allowance in 2005 of $15.7 million. Net income available to common stockholders for the year ended December 31, 2006 was $0.33 per share for basic and diluted, as compared to net loss available to common stockholders of $2.72 per share for basic and diluted for the year ended December 31, 2005.

North American Segment Results

The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented. Prior year amounts have been reclassified to conform to the current year presentation.

	2006	%	2005	%
	($ in thousands)

Net revenues	$61,348	100.0%	$64,505	100.0%
Segment operating income	13,931	22.7	17,135	26.7

Net Revenues.  Net revenues for the year ended December 31, 2006 were $61.3 million, compared to $64.5 million for the year ended December 31, 2005, a decrease of $3.2 million, or 4.9%. Net revenues decreased primarily as a result of the following:

i) during the latter half of 2005 and in 2006, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year;

ii) in 2005, the North American Internet survey solutions segment included revenues of approximately $1.3 million associated with the goZing Online OLM, which we wound down later in 2005; and

iii) in 2005, we included approximately $1.0 million of revenues generated from data sold to our European customers prior to the acquisition of Ciao in April of 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2006 was $13.9 million, compared to $17.1 million for the year ended December 31, 2005, a decrease of $3.2 million or 18.7%. Segment operating income declined as a result of the following:

i) lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure;

ii) lower gross profit as a result of increased demand for higher-cost European sourced data, which was supplied by Ciao;

iii) increased panel development costs in the current year related to the expansion of our North American panels; and

iv) higher R&D spending levels as a result of continuing to integrate platforms and technologies between our North American Internet survey solutions segment and our Ciao Internet survey solutions segment. The North American team located in Andover, Massachusetts is primarily responsible for integrating these multiple technology platforms.

Ciao Internet Survey Solutions Segment Results

We established the Ciao Internet survey solutions operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. Prior year amounts have been reclassified to conform to the current year’s presentation. The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented.

	2006	%	2005	%
	($ in thousands)

Net revenues	$28,127	100.0%	$20,320	100.0%
Segment operating income	10,035	35.7	7,972	39.2

Net Revenues.  Net revenues for the year ended December 31, 2006 were $28.1 million, compared to $20.3 million for the year ended December 31, 2005, an increase of $7.8 million or 38.4%. Fluctuations in currency rates increased net revenues by approximately $0.8 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $7.0 million. Net revenues increased primarily as a result of including Ciao for the full twelve months in 2006 as compared to only nine months in the same period in 2005, since the acquisition occurred in April 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2006 was $10.0 million, compared to $8.0 million for the year ended December 31, 2005, an increase of $2.0 million or 25.9%. Segment operating income increased primarily as a result of including Ciao for the full twelve months in 2006 as compared to only nine months in 2005, since the acquisition occurred in April 2005.

Ciao Comparison Shopping Segment Results

We established the Ciao comparison shopping operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. Prior year amounts have been reclassified to conform to the current year’s presentation. The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented.

	2006	%	2005	%
	($ in thousands)

Net revenues	$19,837	100.0%	$8,607	100.0%
Segment operating income	11,406	57.5	4,565	53.0

Net Revenues.  Net revenues for the year ended December 31, 2006 were $19.8 million, compared to $8.6 million for the year ended December 31, 2005, an increase of $11.2 million or 130.5%. Fluctuations in currency rates increased net revenues by approximately $0.7 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $10.5 million. Net revenues increased primarily as a result of the increase in the underlying growth rate of the e-commerce market in which Ciao conducts its e-commerce business, and efforts made during 2006 to increase the monetization rates of unique visitors to the Company’s Comparison Shopping websites, through improved site content and user experience.

Contributing to the increase in revenues was the result of including Ciao for the full twelve months in 2006 as compared to only nine months in the same period in 2005, since the acquisition occurred in April 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2006 was $11.4 million, compared to $4.6 million for the prior year, an increase of $6.8 million or 149.9%. Segment operating income increased primarily as a result of the high operating leverage in this segment and the additional revenue growth noted above, as well as including Ciao for the full twelve months in 2006 as compared to only nine months in 2005, since the acquisition occurred in April 2005.

Year Ended December 31, 2005 Versus Year Ended December 31, 2004

Consolidated Results

The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2005	%	2004	%
	($ in thousands)

Net revenues	$89,179	100.0%	$44,428	100.0%
Cost of revenues	24,327	27.3	11,081	24.9

Gross profit	64,852	72.7	33,347	75.1

Operating expenses:
Selling, general and administrative	40,682	45.6	21,454	48.3
Panel acquisition	3,762	4.2	2,448	5.5
Depreciation and amortization	6,965	7.8	1,292	2.9
Research and development	2,836	3.2	1,002	2.3
Impairment and restructuring charges	91,758	102.9	—	—

Total operating expenses	146,003	163.7	26,196	59.0

Operating (loss) income	(81,151)	(91.0)	7,151	16.1

Other (expense) income:
Interest (expense) income, net	(507)	(0.6)	123	0.3
Related party interest expense, net	—	—	(1,093)	(2.5)
Other expense, net	(54)	(0.0)	(52)	(0.1)

Total other expense, net	(561)	(0.6)	(1,022)	(2.3)

(Loss) income before income taxes	(81,712)	(91.6)	6,129	13.8

(Benefit) provision for income taxes	(15,753)	(17.7)	411	0.9

Net (loss) income	$(65,959)	(73.9)%	$5,718	12.9%

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

The decline in the gross profit in the North American business segment of 5.2% was due to an increase in costs as a percentage of revenue of incentives paid to panelists of 3.4%, outside sample purchases of 2.6%, and other costs such as survey distribution and publisher commissions related to goZing’s Internet survey solutions business and online marketing business, respectively, as well as amortization of internal use software. These increased costs as a percentage of revenue were in turn offset by a decrease in costs as a percentage of revenue of revenue share arrangement expense of 1.3% and other direct project labor costs and stock-based compensation.

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

The decrease in revenue share arrangement costs as a percentage of revenue was due primarily to the decrease in the use of MSN-sourced survey respondents which require us to pay MSN a fee for each survey taken by an MSN- sourced panelist. The decrease in direct project labor as a percentage of revenues was due primarily to the growth in the Toronto and India labor pool which are lower in labor cost than similar functions based in the United States. The decrease in stock based compensation expense as a percentage of revenues was due primarily to the increase in revenues year over year with a slight decline in stock based compensation expense in absolute dollars.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2005 were $40.7 million, compared to $21.5 million for the prior year, an increase of $19.2 million, or 89.7%. Selling, general and administrative expenses increased primarily as a result of the inclusion of three newly acquired businesses in 2005: Rapidata, goZing and Ciao. In addition, we experienced an increase in selling, general and administrative expense in our legacy Internet survey solutions business segment in North America.

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

Marketing and promotion increased approximately $0.5 million for the year ended December 31, 2005 as we increased our spending for direct mail, print and web advertising and redesigned our website, logo and collateral marketing materials as well as developed advertising and marketing programs to promote our new corporate and international capabilities following the acquisitions of Rapidata, goZing and Ciao.

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

Panel Acquisition.  Panel acquisition expenses were $3.8 million for the year ended December 31, 2005, compared to $2.4 million for the year ended December 31, 2004, an increase of $1.4 million, or 53.7%. Panel acquisition expenses increased primarily as a result of the increase in amortization expense associated with the panel assets acquired from OpinionSurveys, Rapidata, goZing and Ciao of $1.3 million. Panel acquisition expenses were 4.2% of net revenues for the year ended December 31, 2005 and 5.5% for the year ended December 31, 2004.

Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Costs of revenues and Panel acquisition expenses) for the year ended December 31, 2005 were $7.0 million, compared to $1.3 million for the year ended December 31, 2004, an increase of $5.7 million, or 439.1%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisition of OpinionSurveys, Rapidata, goZing and Ciao, as well as, significant increases in capital expenditures during 2004 and 2005.

Research and Development.  Research and development expenses for the year ended December 31, 2005 were $2.8 million, compared to $1.0 million for the prior year, an increase of $1.8 million, or 183.0%. Research and development expenses increased as a result of the increase in the North American research and development staff in 2005 and to a lesser extent to the acquisition of goZing and Ciao during 2005 which each had their own research and development teams. We enhanced our North American research and development team with the recruitment of a new Chief Technology Officer and a team of software developers located in our Andover, Massachusetts office. This team was hired to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata and goZing as well as develop new software applications to automate manual processes in our operating model.

Impairment and Restructuring Charges.  We conducted a review as of October 31, 2005 of the fair value of our goodwill by discounting our cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment. Additionally, we wrote off to impairment approximately $1.5 million of intangible assets originally established as part of the valuation of the Ciao acquisition. This impairment had the effect of reducing amortization expense in 2005 by approximately $0.1 million.

In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the year ended December 31, 2005, pre-tax restructuring expenses of approximately $0.4 million associated with office closings and personnel employment termination.

Interest (Expense) Income, Net.  Net interest expense for the year ended December 31, 2005 was $0.5 million, compared to net interest income of $0.1 million for the year ended December 31, 2004, a decrease of $0.6 million. This increase in our net interest expense was primarily due to two factors:

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

Other Expense, Net.  Other expense for the year ended December 31, 2005 was $0.1 million, compared to $0.1 million for the year ended December 31, 2004. Other expense for the years ended December 31, 2005 and 2004 related primarily to the effects of currency translation associated with our operations in India, Europe and Canada.

(Benefit)Provision for Income Taxes.  We recorded an income tax benefit for the year ended December 31, 2005 of $15.8 million, compared to an income tax provision of $0.4 million for the year ended December 31, 2004. Our effective tax rate was 19.3% for the year ended December 31, 2005, compared to 6.7% for the year ended December 31, 2004. The increase in our effective tax rate is primarily a result of goodwill impairment charges that are not tax-deductible. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). During the year ended December 31, 2005, we fully released the valuation allowance of $19.8 million that had been recorded against our domestic deferred tax asset. Of the total valuation allowance available for release as of January 1, 2005, $1.3 million was released through purchase accounting upon the acquisition of goZing. In addition, $2.8 million was released during the six months ended June 30, 2005 through utilization of deferred tax assets directly offsetting income before taxes. The remaining $15.7 million of valuation allowance was released at June 30, 2005 as we determined that it was more likely than not that we would realize such deferred tax assets in the future. This assessment was based upon successive quarters of operating profits and expected future profitability as well as acquisitions that have been integrated into our operations and minimal future expected acquisition integration costs associated with the goZing and Ciao acquisitions. We continue to believe that these domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2005, we recorded a valuation allowance of $1.5 million against certain foreign deferred tax assets that primarily relate to net operating losses. We do not believe that these deferred tax assets are more likely than not to be realized.

Net (Loss) Income.  Our net loss for the year ended December 31, 2005 was $66.0 million, compared to net income of $5.7 million for the year ended December 31, 2004. The decrease in net income was primarily the result of the impairment and restructuring charges taken in 2005 of $91.8 million, offset partially by the income tax benefit resulting from the release of our domestic deferred tax asset valuation allowance in 2005 of $15.7 million described above. Net income per common share in 2004 includes the effects of using the two-class method, which allocates earnings among common stock and participating preferred securities. Net loss available to common stockholders for the year ended December 31, 2004 includes a $28.1 million charge to common stockholders related to our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) liquidation preference, which arose as a result of our initial public offering. Net loss available to common stockholders for the year ended December 31, 2005 was $2.72 per share for basic and diluted, as compared to $2.70 per share for basic and diluted for the year ended December 31, 2004, and net income per share of $0.07 and $0.06, respectively, for basic and diluted for the year ended December 31, 2003. Excluding the $28.1 million charge for our Series B Preferred Stock liquidation preference, net income available to common stockholders would have been $3.8 million for the year ended December 31, 2004 and net income per common share would have been $0.42 and $0.39, respectively for basic and diluted.

North American Segment Results

The following table sets forth the results of our North American operating segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented. 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

	2005	%	2004	%
	($ in thousands)

Net revenues	$64,505	100.0%	$44,428	100.0%
Segment operating income	17,135	26.7	13,883	31.2

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

Segment Operating Income.  Segment operating income for the year ended December 31, 2005 was $17.1 million, compared to $13.9 million for the year ended December 31, 2004, an increase of $3.2 million or 23.4%. Segment operating income increased primarily as a result of increased gross profit of approximately $8.6 million associated with the higher revenues and decreased panel acquisition costs of $0.7 million. These increases were partially offset by higher:

•	Selling, general and administrative expenses of $5.1 million or 30.3%; and

•	Research and development expense of $1.0 million or 96.4%.

Ciao Internet Survey Solutions Segment Results

We established the Ciao Internet survey solutions operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. No comparison is presented as the Ciao Internet survey solutions operating segment did not exist until April 2005. 2005 amounts have been reclassified to conform to the 2006 presentation. The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented.

	2005	%
	($ in thousands)

Net revenues	$20,320	100.0%
Segment operating income	7,972	39.2

Net Revenues.  Net revenues for the year ended December 31, 2005 were $20.3 million. Our Ciao Internet survey solutions segment revenues are measured from April 7, 2005, the first day after the completion of the acquisition of Ciao, through to December 31, 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2005 $8.0 million or 39.2% of revenues. Our Ciao Internet survey solutions segment operating income was measured from April 7, 2005, the first day after the completion of the acquisition of Ciao, through to December 31, 2005.

Ciao Comparison Shopping Segment Results

We established the Ciao comparison shopping operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. No comparison is presented as the Ciao comparison shopping operating segment did not exist until April 2005. The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented thousand.

	2005	%
	($ in thousands)

Net revenues	$8,607	100.0%
Segment operating income	4,565	53.0

Net Revenues.  Net revenues for the year ended December 31, 2005 were $8.6 million. Our Ciao comparison shopping segment revenues are measured from April 7, 2005, the first day after the completion of the acquisition of Ciao, through to December 31, 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2005 was $4.6 million or 53.0% of revenues. Our Ciao comparison shopping segment operating income was measured from April 7, 2005, the first day after the completion of the acquisition of Ciao, through to December 31, 2005.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity and debt securities, from borrowings under our credit facilities, from the proceeds from the sale of our Custom Research Business and, more recently, through cash flows from operations. We have received a total of $43.0 million from private offerings of our equity and debt securities. In July 2004, we completed the initial public offering of shares of our common stock at a public offering price of $13.00 per share, and raised approximately $52.0 million in gross proceeds, after payment of underwriters’ commissions of $3.6 million, a mandatory conversion and dividend payment of approximately $9.4 million to the holders of our Series B Preferred Stock, a mandatory redemption of all outstanding shares of our Series C-2 Preferred Stock for approximately $2.1 million and costs associated with our initial public offering amounting to approximately $2.1 million, we received net proceeds of approximately $34.8 million. In December 2004, we completed a follow-on public offering of shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with the offering amounting to approximately $0.8 million. At December 31, 2006, we had approximately $20.9 million in cash and cash equivalents on hand, compared to approximately $20.6 million as of December 31, 2005, an increase of $0.3 million. We also had investments in marketable securities of approximately $16.1 million as of December 31, 2006. These investments remain highly liquid and are immediately available without penalty, however, they are not included in our cash equivalents as their original dates of maturity are longer than 90 days. Including these investments, we had cash, cash equivalents and marketable securities of approximately $37.0 million at December 31, 2006. This increase from $20.6 million at December 31, 2005 is primarily due to our profitability and resulting cash flow, offset by capital expenditures as well as cash utilized to repay our the $3.8 million capital lease obligations with Somerset Capital Group Ltd., a leasing company (“Somerset Capital”), during March 2006.

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)

Net cash provided by operating activities	$23,434	$23,661	$5,273
Net cash used in investing activities	(19,767)	(101,708)	(22,961)
Net cash provided by provided by financing activities	(3,844)	2,935	110,047

Operating Activities

Cash provided by operating activities for the year ended December 30, 2006 was $23.4 million, compared to $23.7 million for the year ended December 31, 2005. The decrease in cash flow from operations was primarily attributable to increases in accounts receivable due primarily to revenue growth and reductions of accrued expenses primarily related to payments associated with restructuring and management changes, significantly offset by increased profitability.

Investing Activities

Cash used by investing activities was $19.8 million for the year ended December 31, 2006 compared to $101.7 million for the year ended December 31, 2005. The decrease in cash used by investing activities was primarily due to cash used to purchase Rapidata, goZing and Ciao during 2005, offset by net sales of our marketable securities, primarily utilized to fund the acquisition of Ciao at the beginning of the second quarter of 2005 and our net purchases of marketable securities in the current year.

Financing Activities

Cash used by financing activities was $3.8 million for the year ended December 31, 2006 compared to cash provided by financing activities of $2.9 million for the year ended December 31, 2005. Cash usage in the current year period is primarily the result of the pay-off of our remaining capital leases with Somerset Capital in March 2006. The cash provided by financing activities in the 2005 period was primarily the result of the net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions.

Our working capital at December 31, 2006 was $40.3 million, compared to $18.1 million at December 31, 2005, an increase of $22.2 million. The increase in working capital was primarily due to our increased revenues and profitability for the year ended December 31, 2006 and our resulting increased cash balances, partially offset by the use of cash to reduce long-term capital lease debt.

Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the year ended December 31, 2006, the utilization of our domestic NOLs was not impacted by this limitation.

In March 2006, we repaid all of the outstanding capital lease obligations that we had with Somerset Capital of approximately $3.8 million, as we were generating cash flow from operations sufficient to support the needs of our on-going operations and capital expenditures. Currently, we maintain an on-going relationship with Somerset Capital to finance the acquisition of equipment, software and office furniture pursuant to leases in the event we determine that financing our capital expenditures would be beneficial to us. If, in the future, Somerset Capital declines to finance our capital expenditure requirements, we believe that alternative sources of such funding would be available to us to satisfy such needs.

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

During the year ended December 31, 2006, we incurred capital expenditures of $3.4 million and $1.8 million related to North America and Europe, respectively, including approximately $0.3 million financed through capital leases in North America in the first quarter of 2006, prior to our March 31, 2006 repayment of all of our capital lease obligations with Somerset Capital. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. These capital expenditures were funded by a combination of capital leases from Somerset Capital and cash flow from operations. In the future, we expect that these costs will be funded from our cash flow from operations. For fiscal 2007, we expect capital expenditures to total approximately $5.5 to $7.0 million.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

There were no material changes outside the ordinary course of business in our contractual obligations during the year ended December 31, 2006, except for the pay-off of our capital lease obligations in March 2006. The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total at	Years Ended December 31,
	December 31,						2012 and
	2006	2007	2008	2009	2010	2011	Thereafter
	($ in thousands)

Contractual obligations:
Capital lease obligations	$47	$25	$14	$8	$—	$—	$—
Non-cancelable operating lease obligations	8,204	2,760	2,439	1,939	748	98	220
Management change commitments*	319	319	—	—	—	—	—
Other long-term liabilities	12	6	6	—	—	—	—

Total contractual cash obligations	$8,582	$3,110	$2,459	$1,947	$748	$98	$220

*	These management change commitments are a result of our management change in 2005 as described in Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Interest Rate and Debt Sensitivity

As of December 31, 2006 and 2005, we had borrowings under capital leases of less than $0.1 million and $4.1 million, respectively, most of which bore interest at fixed rates. As such, a hypothetical one percentage point increase in interest rates would not have a material impact on our earnings or cash flows. However, should we enter into other debt arrangements which bear interest at floating rates, actual increases or decreases in earnings and cash flows in the future could differ materially from our historical experience based on the timing and amount of both interest rate changes and amounts borrowed by us.

As of December 31, 2006 and 2005, we had a balance of cash, cash equivalents and investments in marketable securities of $37.0 million and $20.6 million, respectively. If and to the extent that these funds were invested in interest bearing instruments during the entire period, a hypothetical one percentage point decrease in the rate of interest payable on these invested funds would not have had a material impact on our earnings or cash flows for the year ended December 31, 2006 or 2005.

Currency Exchange Rate Sensitivity

During the year ended December 31, 2006 and 2005, approximately 40% and 28%, respectively of our revenues were derived from customers outside of the United States. Prior to our acquisition of Ciao in April 2005 and for the year ended December 31, 2004, the effects of currency rate fluctuations were not material. Since this acquisition, our results of operations were and continue to be affected by fluctuations in foreign currency exchange rates, which could have a material impact on our financial results. Our policy is to hedge the impact of currency rate fluctuations only for large transactions, which could have a material impact on our financial results. Due to the relatively small transaction size and the short duration of our operating cycle, we do not typically utilize hedges. However, we will continue to monitor such exposures and utilize hedges such as foreign currency exchange forward contracts should we believe that a particular transaction could have a material impact on our financial results.

We performed a sensitivity analysis for the year ended December 31, 2006 and 2005. Holding all other variables constant, and assuming a hypothetical 10% adverse change in foreign currency exchange rates, the analysis indicated that such a market movement would affect our pre-tax income by approximately $1.3 million and $800,000 for the year ended December 31, 2006 and 2005, respectively and by an immaterial amount for the year ended December 31, 2004. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual revenues and expenses denominated in foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Greenfield Online, Inc. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets at December 31, 2006 and 2005	58
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	59
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004	60
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	63
Notes to Consolidated Financial Statements	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenfield Online, Inc.:

We have completed integrated audits of Greenfield Online, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Greenfield Online, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Stamford, Connecticut
March 15, 2007

GREENFIELD ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,873	$20,623
Investments in marketable securities	16,167	—
Accounts receivable trade, net (net of allowances of $1,875 and $1,448 at December 31, 2006 and 2005, respectively)	23,485	18,197
Prepaid expenses and other current assets	1,550	1,613
Deferred tax assets, current	4,905	1,932

Total current assets	66,980	42,365
Property and equipment, net	6,447	9,660
Other intangible assets, net	17,644	20,077
Goodwill	70,149	67,442
Deferred tax assets, long-term	17,740	20,068
Security deposits and other long-term assets	884	1,248

Total assets	$179,844	$160,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,283	$3,264
Accrued expenses and other current liabilities	15,141	14,576
Income taxes payable	6,765	3,990
Current portion of capital lease obligations	25	2,061
Deferred revenue	440	388

Total current liabilities	26,654	24,279
Capital lease obligations, long-term	22	2,032
Deferred tax liabilities, long-term	3,457	—
Other long-term liabilities	90	56

Total liabilities	30,223	26,367

Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,490,221 and 25,303,088 shares issued and outstanding at December 31, 2006 and 2005, respectively	3	3
Additional paid-in capital	290,459	288,707
Accumulated deficit	(136,176)	(144,630)
Unearned stock-based compensation	—	(1,284)
Accumulated other comprehensive loss	(4,534)	(8,172)
Treasury stock, at cost Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	149,621	134,493

Total liabilities and stockholders’ equity	$179,844	$160,860

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenues	$100,342	$89,179	$44,428
Cost of revenues	24,086	24,327	11,081

Gross profit	76,256	64,852	33,347

Operating expenses:
Selling, general and administrative	44,730	40,682	21,454
Panel acquisition	5,527	3,762	2,448
Depreciation and amortization	9,225	6,965	1,292
Research and development	3,864	2,836	1,002
Impairment and restructuring charges	236	91,758	—

Total operating expenses	63,582	146,003	26,196

Operating income (loss)	12,674	(81,151)	7,151

Other income (expense):
Interest income (expense), net	109	(507)	123
Related party interest expense, net	—	—	(1,093)
Other, net	(310)	(54)	(52)

Total other, net	(201)	(561)	(1,022)

Income (loss) before income taxes	12,473	(81,712)	6,129
Provision (benefit) for income taxes	4,019	(15,753)	411

Net income (loss)	8,454	(65,959)	5,718
Less: Charge to common stockholders for Series B convertible preferred stock	—	—	(28,054)
Cumulative dividends on Series B convertible preferred stock	—	—	(382)
Income allocable to participating preferred securities	—	—	(1,564)

Net income (loss) available to common stockholders	$8,454	$(65,959)	$(24,282)

Net income (loss) per share available to common stockholders:
Basic	$0.33	$(2.72)	$(2.70)

Diluted	$0.33	$(2.72)	$(2.70)

Weighted average shares outstanding:
Basic	25,386	24,217	8,985

Diluted	25,698	24,217	8,985

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series C-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)

Balance at December 31, 2003	40,875	$4	74,627	$7	2,054	$—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(58)				(5)
Conversion of preferred shares into common at the initial public offering	(40,817)	(4)	(74,627)	(7)	10,422	2
Issuance of shares pursuant to the initial public offering					4,000
Issuance of shares pursuant to the follow-on public offering					4,500
Exercise of stock options					30
Cumulative dividends on Series B convertible preferred stock
Stock option forfeitures
Amortization of unearned stock-based compensation

Balance at December 31, 2004	—	—	—	—	21,001	2
Year ended December 31, 2005:
Net loss for the year
Issuance of shares related to Employee Stock Purchase Plan					12	—
Exercise of warrants					17	—
Shares purchased by executive officers of Rapidata.net					32	—
Shares purchased by executive officers of Zing Wireless					196	—
Shares issued in conjunction with acquisition of Ciao					3,947	1
Exercise of stock options					98	—
Stock option forfeitures
Translation adjustments, net of related income tax effects
Comprehensive loss
Adjustment to fees related to stock issuance
Contribution to capital
Tax adjustment for stock-based compensation
Amortization of unearned stock-based compensation

Balance at December 31, 2005	—	—	—	—	25,303	3
Year ended December 31, 2006:
Net income for the year
Adoption of SFAS 123(R)
Issuance of shares related to Employee Stock Purchase Plan					25	—
Exercise of stock options					162	—
Stock-based compensation
Unrealized gain on available-for-sale securities, net of related income tax effects
Translation adjustments, net of related income tax effects
Comprehensive income

Balance at December 31, 2006	—	$—	—	$—	25,490	$3

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Additional	Treasury Stock
	Paid-In	Series A Preferred		Common Stock
	Capital	Shares	Amount	Shares	Amount
	(In thousands)

Balance at December 31, 2003	$82,440	—	$—	—	$—
Year ended December 31, 2004:
Net income for the year
Repossession of shares in payment of note receivable from officer	(38)	58	(56)	5	(75)
Conversion of preferred shares into common at the initial public offering	9	(58)	56	4	(56)
Issuance of shares pursuant to the initial public offering	46,310
Issuance of shares pursuant to the follow-on public offering	76,427
Exercise of stock options	25
Cumulative dividends on Series B convertible preferred stock	(382)
Stock option forfeitures	(156)
Amortization of unearned stock-based compensation

Balance at December 31, 2004	204,635	—	—	9	(131)
Year ended December 31, 2005:
Net loss for the year
Issuance of shares related to Employee Stock Purchase Plan	149
Exercise of warrants
Shares purchased by executive officers of Rapidata.net	600
Shares purchased by executive officers of Zing Wireless	3,600
Shares issued in conjunction with acquisition of Ciao	79,697
Exercise of stock options	244
Stock option forfeitures	(601)
Translation adjustments, net of related income tax effects
Comprehensive loss
Adjustment to fees related to stock issuance	155
Contribution to capital	27
Tax adjustment for stock-based compensation	201
Amortization of unearned stock-based compensation

Balance at December 31, 2005	288,707	—	—	9	(131)
Year ended December 31, 2006:
Net income for the year
Adoption of SFAS 123(R)	(1,284)
Issuance of shares related to Employee Stock Purchase Plan	125
Exercise of stock options	387
Stock-based compensation	2,524
Unrealized gain on available-for-sale securities, net of related income tax effects
Translation adjustments, net of related income tax effects
Comprehensive income

Balance at December 31, 2006	$290,459	—	$—	9	$(131)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Note			Accumulated	Total
	Receivable	Unearned		Other	Stockholders’
	From	Stock Based	Accumulated	Comprehensive	Equity	Comprehensive
	Officer	Compensation	Deficit	Loss	(Deficit)	Income (Loss)
	(In thousands)

Balance at December 31, 2003	$(131)	$(4,258)	$(84,389)	$—	$(6,327)
Year ended December 31, 2004:
Net income for the year			5,718	—	5,718	$5,718
Repossession of shares in payment of note receivable from officer	131			—	(38)	—
Conversion of preferred shares into common at the initial public offering				—	—	—
Issuance of shares pursuant to the initial public offering				—	46,310	—
Issuance of shares pursuant to the follow-on public offering				—	76,427	—
Exercise of stock options				—	25	—
Cumulative dividends on Series B convertible preferred stock				—	(382)	—
Stock option forfeitures		156		—	—	—

Comprehensive income						$5,718

Amortization of unearned stock-based compensation		1,345			1,345

Balance at December 31, 2004	—	(2,757)	(78,671)	—	123,078
Year ended December 31, 2005:
Net loss for the year			(65,959)		(65,959)	$(65,959)
Issuance of shares related to Employee Stock Purchase Plan					149	—
Exercise of warrants					—	—
Shares purchased by executive officers of Rapidata.net					600	—
Shares purchased by executive officers of Zing Wireless					3,600	—
Shares issued in conjunction with acquisition of Ciao					79,698	—
Exercise of stock options					244	—
Stock option forfeitures		601			—	—
Translation adjustments, net of related income tax effects				(8,172)	(8,172)	(8,172)

Comprehensive loss						$(74,131)

Adjustment to fees related to stock issuance					155
Contribution to capital					27
Tax adjustment for stock-based compensation					201
Amortization of unearned stock-based compensation		872			872

Balance at December 31, 2005	—	(1,284)	(144,630)	(8,172)	134,493
Year ended December 31, 2006:
Net income for the year			8,454		8,454	$8,454
Adoption of SFAS 123(R)		1,284			—
Issuance of shares related to Employee Stock Purchase Plan					125	—
Exercise of stock options					387	—
Stock-based compensation					2,524	—
Unrealized gain on available-for-sale securities, net of related income tax effects				165	165	165
Translation adjustments, net of related income tax effects				3,473	3,473	3,473

Comprehensive income						$12,092

Balance at December 31, 2006	$—	$—	$(136,176)	$(4,534)	$149,621

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$8,454	$(65,959)	$5,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	147	(18,392)	—
Depreciation and amortization	12,180	9,347	1,845
Amortization of contract asset	—	—	17
Stock-based compensation	2,524	872	1,345
Non-cash interest expense	—	—	1,093
Management change costs	—	1,037	—
Restructuring charges	236	379	—
Impairment of goodwill and other intangible assets	—	91,379	—
Loss (gain) on disposal of property and equipment	73	55	(2)
Provision for doubtful accounts	59	575	125
Changes in assets and liabilities, net:
Accounts receivable	(4,215)	(350)	(6,425)
Deferred project costs	288	(286)	(23)
Other current assets	(122)	443	(605)
Security deposits	514	(242)	(136)
Other assets	(36)	(35)	(60)
Accounts payable	929	(805)	1,303
Accrued expenses and other current liabilities	1,071	3,919	1,191
Payments of management change accrual	(435)	(124)	—
Payments of restructuring charges	(583)	(32)	—
Income taxes payable	2,299	1,755	56
Deferred project revenues	51	125	(169)

Net cash provided by operating activities	23,434	23,661	5,273

Cash flows from investing activities:
Purchases of marketable securities	(20,569)	(8,249)	(31,900)
Sales of marketable securities	5,695	25,649	14,500
Proceeds from sale of property and equipment	30	11	32
Purchases of businesses, net of cash acquired	—	(113,645)	(3,189)
Additions to property and equipment and intangibles	(4,923)	(5,474)	(2,404)

Net cash used in investing activities	(19,767)	(101,708)	(22,961)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	18,848	1,000
Repayments under credit facility	—	(18,848)	(1,000)
(Decrease) increase in other long-term liabilities	(49)	(65)	26
Proceeds of options exercised	387	244	24
Proceeds of employee stock purchase plan	127	151	65
Contribution to capital	—	27	—
Net proceeds from issuance of common stock in connection with business acquisitions	—	4,200	—
Net proceeds from initial public offering	—	—	46,310
Net proceeds from follow-on public offering	—	—	76,427
Payment of Series C-2 Preferred Stock liquidation preference	—	—	(2,052)
Payment of Series B dividend liquidation preference	—	—	(9,496)
Principal payments under capital lease obligations	(4,309)	(1,622)	(1,257)

Net cash (used in) provided by financing activities	(3,844)	2,935	110,047

Effect of exchange rate changes	427	(347)	2

Net increase (decrease) in cash and cash equivalents	250	(75,459)	92,361
Cash and cash equivalents at beginning of the period	20,623	96,082	3,721

Cash and cash equivalents at end of the period	$20,873	$20,623	$96,082

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$427	$1,574	$288
Income taxes	1,572	866	356
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$263	$2,385	$2,808
Repossession of shares in payment of note receivable from officer	—	—	169
Issuance of Common Stock for business acquisition	—	79,697	—
Cumulative dividends on Series B convertible preferred stock	—	—	382

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

Organization and Basis of Presentation

Nature of Business

We are a leading independent provider of Internet survey solutions to the global marketing research industry and derive approximately 80% of our revenues from Internet data collection products and services, and approximately 20% from our comparison shopping business. We actively manage our Internet panels, which are 100% Internet-based panels of individuals who participate in our surveys. We expanded our Internet survey solutions business significantly into Europe and acquired a comparison shopping business when we acquired Ciao AG (“Ciao”) in April 2005. During 2005 and 2006, we have seen the Ciao comparison shopping business continue to grow. In 2006 the Ciao comparison shopping business comprised approximately 20% of our business, up from approximately 10% in 2005.

Internet Survey Solutions

We provide Internet survey solutions to the global marketing research industry. We actively manage our Internet panels comprised of the Greenfield Online panel in the United States and Canada and the Ciao panels in Europe and other countries in Asia and Latin America. Globally, our Internet panels are 100% double opted-in panels of millions of individuals. We also provide Internet survey solutions in North America via our Real-Time Samplingtm capability that recruits survey takers across the Internet in real time as they are needed to complete pending survey projects

Comparison Shopping

Through our Ciao subsidiary we provide online comparison shopping services in Europe including the United Kingdom via our group of Ciao websites. We operate in-language comparison shopping portals in Germany, France, the United Kingdom, Spain, Italy and the Netherlands. Through our comparison shopping business we aggregate and display information on a vast array of consumer products in such categories as consumer electronics, motor vehicles, computers, travel services and telecommunications. In addition, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. We generate revenues from e-commerce (the referral of visitors to large e-commerce websites and search engines), merchants that pay us lead referral fees when consumers click-through to merchant websites from our shopping portals and from advertisers displaying ads on our shopping portals.

Segment Information

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business, which was not a reportable segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of the comparison shopping business separately. Therefore, we implemented financial systems during the first quarter of 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We now have three reportable segments: North American Internet survey

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping. Both Ciao segments operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Financial information about our reportable segments is included in Note 16.

On July 25, 2006, we announced plans to start the process of separating the previously combined Ciao Internet survey solutions and comparison shopping business segments from an operational and legal perspective, and we expect this bifurcation to be completed in the second quarter of 2007.

Basis of Consolidation

The accompanying Consolidated Financial Statements, which include the accounts of Greenfield Online, Inc. and all of its wholly-owned and controlled subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results of acquired businesses are included in our Consolidated Financial Statements beginning the day following the date of the acquisition.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Expansion

During 2005, we completed three acquisitions as discussed further in Note 8. We acquired Rapidata.net (“Rapidata”) and Zing Wireless, Inc. (“goZing”) primarily to increase our domestic panel size and demographics as well as our customer base, and in the case of Ciao AG, (“Ciao”) to rapidly expand our international operations. In March 2004 we formed Greenfield Online Canada, Ltd., (“Greenfield Canada”), a wholly owned subsidiary incorporated under the laws of Canada. In November 2005, Greenfield Canada entered into a lease for approximately 14,700 square feet of office space in Toronto, Ontario, Canada. We have guaranteed Greenfield Canada’s obligations under this lease. In 2006 we opened Ciao Australia Ltd., a sales and marketing office in Sydney, Australia as a subsidiary of Greenfield Online and Ciao GmbH opened a branch office in Warsaw, Poland to serve as a technical development center.

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Follow-on Public Offering

In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $800,000. The proceeds were utilized to fund the acquisition of Ciao in April 2005 as described in Note 8 below.

Liquidity, Capital Resources and Related Risks

We have a limited operating history and, until 2003, we had historically sustained net losses and negative cash flows from operations. In 2006, we earned net income of $8.5 million. In 2005, we sustained a net loss of approximately $65.9 million, of which approximately $91.4 million ($90.8 million after tax) was due to the non-cash impairment charge, primarily related to the goodwill and other intangible assets (Note 7) from our acquisition of Ciao. In addition, we had an accumulated deficit at December 31, 2006 and 2005. Our prospects are subject to the risks and uncertainties frequently encountered by companies in the relatively new and rapidly evolving markets for Internet products and services. These risks include, but are not limited to: the failure to further develop and extend our Internet survey solutions; the rejection of Internet-based marketing research by companies in favor of more traditional methods; our inability to maintain and increase our Internet panels; failure to compete effectively for new clients; risks related to our comparison shopping business, including client concentration, competitive positioning, our ability to develop our technology and expand internationally, as well as other risks and uncertainties. In addition, in 2005, we made significant progress in international expansion, which required hiring new personnel and expending additional resources as required for development and integration. Our current financial resources have limitations, and we may require additional capital and further financial flexibility to grow and integrate.

In the event we do not successfully implement our business strategy, certain assets may not be recoverable.

Note 2 — Summary of Significant Accounting Policies:

The following are the significant accounting policies followed by the Company:

Revenue Recognition.  For our Internet survey solutions business, we recognize revenues for services when they are realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Our products are delivered within a short period generally ranging from a few days to eight weeks. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determinable and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising. The core of this business consists of attracting visitors to our websites, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting sum is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our websites. In this case, advertising service software is used to measure the number of page views that the advertising message

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, i.e. when the contractually agreed number of page views has been reached.

Cost of Revenues.  Our direct costs associated with generating revenues primarily consist of project personnel, which relates to labor costs associated with a project; panelist incentives, which represent cash and non-cash incentives paid to individuals who complete surveys; data processing, which represents processing of survey data; outside sample, which represent costs incurred to supplement our panel; Real-Time Sampling, which represents an alternative way to allow us to supplement our panel; amortization of internal use software, which relates to amortization of capitalized software costs related to survey production; and other direct costs related to survey production, including stock-based compensation charges. For the year ended December 31, 2006, these stock-based compensation charges relate to the adoption of SFAS 123(R). For years prior to 2006, these stock-based compensation charges are associated with the amortization of previously recorded unearned stock-based compensation.

Cash and Cash Equivalents.  We consider all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents. These highly liquid investments are readily convertible into known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate changes.

Investments in Marketable Securities.  As of December 31, 2006, we had investments in certain marketable securities with original maturities greater than 90 days, which are invested in a money market fund in Europe. This fund invests in short-term fixed income securities and time deposits. These securities are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, they are carried at fair value. All unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of the related tax effects and included within stockholders’ equity in accordance with SFAS 115.

Translation of Foreign Currencies.  We established subsidiaries and began operations outside the United States during the year ended December 31, 2003. Except for the entities acquired in connection with the acquisition of Ciao on April 6, 2005, the functional currency of these foreign subsidiaries is the U.S. Dollar. All current assets and liabilities of these foreign subsidiaries are translated at the period end (current) exchange rates and components of revenue and expense are translated at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in Other income and expense in the consolidated statements of operations and are considered immaterial for each of the periods presented. Subsequent to April 6, 2005, the functional currency for the entities acquired in the Ciao acquisition is their respective local currency, primarily the Euro. Assets and liabilities for the entities acquired in the Ciao acquisition are translated at period end (current) exchange rates, and components of revenue and expense are translated at the average exchange rates for the applicable period. These translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In North America and Europe, many of our top ten clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the year ended December 31, 2006, no one client accounted for more than 10% of our consolidated net revenues. One client, GfK — AG (“GfK”), operating through nine separate customers accounted for approximately 11% of our North American segment revenues. Two clients, Taylor Nelson Sofres, Plc (“TNS”), operating through 23 separate customers, and GfK, operating

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 11 separate customers, accounted for approximately 13% and 10%, respectively, of our Ciao Internet survey solutions third-party segment revenues. Two clients, eBay, Inc. and Google, Inc., accounted for approximately 28% and 22%, respectively, of our Ciao comparison shopping segment revenues.

For the year ended December 31, 2006, our top ten clients accounted for approximately 39% of our consolidated net revenues and were comprised of 92 separate customers. The top ten clients of our North American operating segment accounted for approximately 43% of our North American segment net revenues and were comprised of 30 separate customers. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 48% of our Ciao Internet survey solutions segment net revenues and were comprised of 61 separate customers. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 62% of our Ciao comparison shopping segment net revenues. For the year ended December 31, 2005, our top ten clients accounted for approximately 40% of our consolidated net revenues and were comprised of 89 separate customers. The top ten clients of our North American operating segment accounted for approximately 44% of our North American segment revenues and were comprised of 49 separate customers. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 54% of our Ciao Internet survey solutions segment net revenues and were comprised of 54 separate customers. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 63% of our Ciao comparison shopping segment net revenues. For the year ended December 31, 2004, GfK accounted for approximately 13% of our consolidated net revenues.

Accounts Receivable Allowances.  Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. During each of the years ended December 31, 2006, 2005 and 2004, we recorded provisions for doubtful accounts and customer credits of $2.0 million, $1.6 million and $0.6 million, respectively.

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

Goodwill and Other Intangible Assets.  We allocated the cost of acquisitions to the net assets and identifiable intangible assets acquired, based on their fair values at the time of the acquisition, which included “Panel Members”, “Customer Relations”, “Domain Names and Service Marks”, “Non-competition Agreements”, “Affiliate Network”, “Backlog”, and “Software”. These assets are being amortized on a straight-line basis over the estimated useful lives of the related assets as more fully discussed in Note 7.

Certain of these acquisitions resulted in the allocation of a portion of the purchase price to goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. Our reporting

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units are our operating segments as these represent the lowest level for which discrete financial information is prepared and reviewed by management. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. As of October 31, 2006, our annual impairment test date, we determined that we did not have an impairment of goodwill as the fair value exceeded our carrying value. As of October 31, 2005, we determined that an impairment of goodwill existed in our European operating segment, which has now been split into two operating segments; the Ciao Internet Survey solutions segment and the Ciao Comparison Shopping segment. It was determined that this impairment was associated with the Ciao Internet survey solutions segment. Therefore, we recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations. (See Note 7 for a discussion of this impairment charge).

Long-lived Assets.  We review other long-lived assets, including property and equipment and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which is estimated, primarily using the present value of the estimated future cash flows. We determined that an impairment of certain intangible assets existed. Therefore, we recorded a pre-tax impairment charge of $1.5 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations and relates to customer relationships, non-competition agreements and panel members associated with our European operating segment. (See Note 7 for a discussion of this impairment charge).

Restructuring.  In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include costs related to employee terminations, lease terminations, facility costs or other exit or disposal activity costs. (See Note 19 for a discussion of these restructuring charges).

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

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. We continually assess the need for a tax valuation allowance on a quarterly basis based on

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all available information. As of December 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2006, as a result of our assessment, we released approximately $1.4 million of our tax valuation allowance that had been previously recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to net operating losses acquired as a result of our Ciao acquisition, and based on our assessment, are more likely than not to be realized based on expected future profitability. As of December 31, 2006, an additional tax valuation allowance of approximately $0.2 million was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists and can be reasonably estimated.

Fair Value of Financial Instruments.  Our financial instruments primarily consist of cash, short-term securities, accounts receivable, capital lease obligations, accounts payable, accrued expenses, and other short-term and long-term borrowings. The face value of our debt approximates its fair value and is included in the balance sheet at its face amount net of an applicable discount. The fair value of such debt is estimated based on quoted market prices for the same or similar issues offered to us for debt with the same or similar remaining maturities and terms. Where applicable, discounts are based upon the estimated relative fair value of common stock purchase warrants issued with the debt.

Panelist Incentives.  Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which has been generally one year. In February 2006 we lowered the expiration threshold from one year to six months. In our North American segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment, accrued incentives are recorded net of estimated expirations. For the year ended December 31, 2006, on a consolidated basis, unclaimed incentives represented approximately 32% of total incentives accrued. For the year ended December 31, 2005, on a consolidated basis, unclaimed incentives represented approximately 17% of total incentives accrued, while unclaimed incentives represented approximately 12% of total incentives accrued for the year ended December 31, 2004. In April 2004, we began offering a program emphasizing prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize. Although we continue to offer prize-based programs, after our acquisition of goZing we began to shift back to cash-based payments for certain projects. Fluctuations in the amount of unclaimed incentives may vary based on the mix of cash-based and prize-based projects, and this variation may affect our results of operations in future periods.

Panel Acquisition.  Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include payments to third parties who source panelists from their databases and websites. However, panel members obtained as a result of acquisitions of businesses are capitalized and amortized over their estimated useful lives. We included approximately $1.8 million, $1.4 million and $148,000 of amortization expense associated with the panel members acquired as a result of the acquisitions of business, which is included in Panel acquisition expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development.  Research and development costs are expensed as incurred. Such costs primarily include direct costs for salaries, employee benefits and sub-contractors engaged in product development activities.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards at fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $2.5 million, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the year ended December 31, 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the year ended December 31, 2006. See “Note 14 — Stock-Based Compensation.”

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

Accounting for Certain Hybrid Financial Instruments.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Accounting for Servicing of Financial Instruments.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have evaluated the expected effect of FIN 48 on our Consolidated Financial Statements and we expect to record a credit of approximately $27,000 to retained earnings, representing the cumulative effect of the accounting change as of January 1, 2007.

Fair Value Measurements.  In September 2006, the FASB released SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance relating to methods used to measure fair value and expands disclosures about fair values, which should result in increased consistency and comparability in fair value measures. SFAS 157 is effective for financial statements issued for fiscal years

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after November 15, 2007, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material effect on our financial condition, results of operations or cash flows for the year ended December 31, 2006.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB released SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our Consolidated Financial Statements.

Error Corrections.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108 codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” “SAB 108”. SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance on the consideration of the effects for correcting prior year errors. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on our financial condition, results of operations or cash flows for the year ended December 31, 2006.

Note 3 — Earnings per Share:

Net Income (Loss) per Share.  We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method if dilutive. For periods prior to our initial public offering (“IPO”) on July 16, 2004, due to the participation features of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C-1 Preferred Stock, basic and diluted earnings per share have been calculated using the “two-class” method, which is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In loss periods, no amounts are allocated to the participating securities. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Weighted average potential common shares of approximately 1.5 million, 2.0 million and 749,000 were excluded from the computation of diluted earnings per share for the years ended December 31,

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, 2005 and 2004 respectively, as they would be anti-dilutive. The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Years Ended December 31,
	2006	2005	2004

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,386	24,217	8,985
Dilutive effect of stock option grants	312	—	—

Diluted number of common and potential common shares outstanding	25,698	24,217	8,985

Note 4 — Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005

Cumulative translation adjustment	$(4,699)	$(8,172)
Unrealized gain on available-for-sale securities, net of deferred taxes of $114 at December 31, 2006	165	—

Total accumulated other comprehensive loss	$(4,534)	$(8,172)

Note 5 — Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Prepaid maintenance and license contracts	$273	$316
Prepaid expenses	422	254
Prepaid insurance	461	488
Deferred project costs	97	378
Prepaid taxes	168	136
Other	129	41

	$1,550	$1,613

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment, net:

Property and equipment, net consisted of the following at December 31, 2006 and 2005 (in thousands):

	Estimated
	Useful		December 31,
	Life-Years		2006	2005

Computer and data processing equipment	2-4		$14,070	$14,730
Leasehold improvements	2-5	*	1,872	1,838
Furniture and fixtures	7-8		2,595	2,382
Telephone system	4-5		1,121	1,121
Automobile(s)	4		43	99

			19,701	20,170
Less: Accumulated depreciation			(13,254)	(10,510)

Property and equipment, net			$6,447	$9,660

*	Lesser of the estimated life of the asset or the life of the underlying lease.

Depreciation expense amounted to $5.0 million, $3.7 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, including amounts recorded under capital leases. In the years ended December 31, 2006, 2005 and 2004, we disposed of assets with a net book value of $139,000, $45,000 and $30,000, respectively, primarily computer software and equipment and furniture and fixtures in 2006 and 2005 and primarily telephone systems in 2004.

In March 2006, we repaid all of our lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease as of December 31, 2006 are the result of the remaining obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005. During the year ended December 31, 2006, we recorded a charge of approximately $10,000 related to the sale of our telephone system at our Encino, CA office, which is included in restructuring charges in the statement of operations.

Included in property and equipment above are assets acquired under capital leases, which are summarized below at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Computer and data processing equipment	$50	$4,717
Leasehold improvements	—	28
Furniture and fixtures	—	1,374
Telephone system	—	975
Automobile	—	58

	50	7,152
Accumulated depreciation	(38)	(3,112)

Assets under capital leases, net	$12	$4,040

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We allocated the goodwill previously reported in our European segment to the Ciao Internet survey solutions segment and the Ciao comparison shopping segment based on an independent fair value review as of December 31, 2005. In accordance with the provisions of SFAS 142, we conducted our annual review as of October 31, 2006. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate for our market research segments and 17.0% discount rate for our comparison shopping segment, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that the fair value of goodwill exceeded the carrying value and therefore, goodwill was not impaired for the year ended December 31, 2006. In the year ended December 31, 2005, we conducted our initial review as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations.

The following table summarizes the changes in the carrying value of goodwill by operating segment for the years ended December 31, 2005 and 2006 (in thousands):

				Europe
	North America			Ciao- Internet	Ciao-
			Ciao	Survey	Comparison
Goodwill	Rapidata	goZing	Int’l	Solutions	Shopping	Total

Balance as of December 31, 2004	$—	$—	$—	$—	$—	$—
Goodwill associated with acquisitions*	5,050	25,749	—	101,348	34,463	166,610
Goodwill impairment	—	—	—	(89,846)	—	(89,846)
Foreign currency translation adjustment	—	—	—	(1,392)	(7,930)	(9,322)

Balance as of December 31, 2005	5,050	25,749	—	10,110	26,533	67,442
Goodwill adjustment**	—	—	—	(1,493)	—	(1,493)
Goodwill transfer***	—	—	354	(354)	—	—
Foreign currency translation adjustment	—	—	—	1,187	3,013	4,200

Balance as of December 31, 2006	$5,050	$25,749	$354	$9,450	$29,546	$70,149

*	Goodwill associated with the Rapidata, goZing and Ciao acquisitions has been adjusted by $85,000, $430,000 and $814,000, respectively, since their respective acquisition dates through December 31, 2005 as a result of certain post-closing adjustments of the net assets acquired. The goodwill associated with Rapidata and goZing are included in our North American operating segment, while the Ciao goodwill

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(except for the $354,000 transferred to our North American segment as described below) was previously included in our European operating segment and has been allocated between our Ciao Internet survey solutions and comparison shopping segments (see Note 8).

**	Goodwill associated with the Ciao acquisition has been adjusted by $113,000 to reflect the reversal of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition, and $1.4 million to reflect the release of a portion of our previously recorded valuation allowance against certain foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.

***	During 2006, Greenfield Online purchased, and Ciao sold, all of the stock of Ciao International, Inc., the Ciao subsidiary operating its Internet survey solutions business in the United States. As part of this intercompany transaction, Greenfield acquired, among other things, the goodwill associated with Ciao International, Inc., of approximately $354,000.

Other Intangible Assets

Other intangible assets consists of the following at December 31, 2006 and 2005 (in thousands):

		As of December 31, 2006			As of December 31, 2005
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount

Internal use software	2-3	$5,521	$2,117	$3,404	$3,321	$1,777	$1,544
Other software acquired	0.42	159	159	—	159	159	—
Panel members*	3-4	6,819	3,399	3,420	6,674	1,558	5,116
Backlog	0.25	447	447	—	419	419	—
Affiliate network	3	347	217	130	347	87	260
Customer relationships	5	7,694	2,761	4,933	7,015	1,142	5,873
Non-competition agreements	2.75-3	2,578	1,652	926	2,371	712	1,659
Domain names and service marks	5-10	7,242	2,411	4,831	6,545	920	5,625

Other intangible assets, net		$30,807	$13,163	$17,644	$26,851	$6,774	$20,077

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.

We have capitalized costs associated with the development and management of our panelist database and internal use software. During the years ended December 31, 2006, 2005 and 2004 we capitalized to internal use software approximately $3.1 million, $1.7 million and $708,000, respectively. During 2005, we made certain business acquisitions and have been integrating the acquired panelist databases and technologies. As part of this on-going integration, we determined that certain database software applications would have limited usage subsequent to the completion of the integration of our panelist databases and processes. Therefore, we have reduced the estimated useful lives of these software applications, with a remaining net book value of $1.5 million as of the end of November 2005, to ten months as we no longer used this technology beginning with the fourth quarter of 2006.

We determined that business conditions in the fourth quarter of 2005 warranted a review of the fair value of our intangible assets. Our revised estimates of future European revenue and cash flow growth rates, and the continued depression of our stock price constituted a “triggering event” requiring an evaluation of the

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amortization of internal use software amounted to $1.6 million, $720,000 and $405,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, $1.1 million is included in cost of revenues and $461,000 is included in operating expenses in the Consolidated Statements of Operations. For the year ended December 31, 2005, $665,000 is included in cost of revenues and $55,000 is included in operating expenses in the Consolidated Statements of Operations. Amortization of other intangible assets (excluding internal use software) amounted to $5.5 million, $4.9 million and $155,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, $1.8 million is included as panel asset amortization, and $3.7 million is included in operating expenses in the Consolidated Statements of Operations. For the year ended December 31, 2005, $304,000 is included in cost of revenues, $1.4 million is included as panel asset amortization, and $3.2 million is included in operating expenses in the Consolidated Statements of Operations. During 2006, we wrote off internal use software with a net book value of zero and a cost of $1.5 million as this software has been fully amortized and we no longer use this technology. During 2005, we wrote off internal use software with a net book value of $21,000 and a cost of $665,000 as we no longer use this technology.

The weighted average remaining life for intangible assets at December 31, 2006 was approximately 2.4 years and amortization expense for the year ended December 31, 2006 was $7.2 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount

2007	$8,012
2008	$5,521
2009	$3,040
2010	$871
2011	$52

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in other intangible assets above are intangible assets acquired under capital leases, which are summarized below at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Internal use software	$—	$69
Accumulated amortization	—	(39)

Assets under capital leases, net	$—	$30

Note 8 — Acquisitions of Businesses:

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

Zing Wireless Acquisition

On February 8, 2005, we completed the acquisition of goZing, pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments. The parties agreed that $3.0 million of the purchase price would be held in escrow for a period not to exceed 18 months ($2.0 million of which was to be released after 12 months if there were no pending claims) as security for any indemnification claims we may have under the Plan of Reorganization and an additional $2.5 million would be held for possible adjustment to the purchase price based on goZing’s 2004 financial performance (as specified in the Plan of Reorganization) as reflected in its audited financial statements. In March 2005 the Company released $2.5 million from escrow, as goZing’s 2004 financial performance, as reflected in their audited financial statements, exceeded the thresholds required under the Plan of Reorganization. In February 2006 we released $2.0 million from the escrow as there were no pending claims against the escrowed funds. Simultaneously with the closing, goZing’s three executive officers purchased a total of 195,650 shares of Greenfield Online, Inc. common stock for an aggregate purchase price of $3.6 million. All three executive officers also entered into three-year non-competition agreements and employment agreements with us. As of May 15, 2005 all three executive officers had resigned their positions with us.

Ciao Acquisition

On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao, a privately held German company, the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 11 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (see Note 1). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. The parties agreed that €3,846,152 (approximately $5.0 million) and 263,158 shares of our common stock from the purchase consideration would be held in escrow for a period not to exceed 18 months (the stock portion of the escrow would be released after 12 months if there were less than $2.0 million of claims pending against the escrow at that time), as security for any indemnification claims we may have under the Share Purchase Agreement. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement. Simultaneously with the closing, Ciao’s four Managing Directors each entered into non-competition agreements and employment agreements with us. On March 3, 2006, one of the Ciao Managing Directors, Maximilian Cartellieri, amended his employment agreement with us to reduce his employment from full-time to part-time, effective as of April 1, 2006. Also on March 3, 2006, another Managing Director, Marcus Frederick Paul, indicated his intention to resign his position with Ciao, effective from April 1, 2006, and at the same time entered into a consulting agreement with us effective from April 1, 2006 to December 31, 2006. On July 25, 2006 Ciao Managing Directors Maximilian Cartellieri and Gunnar Piening resigned their positions with us and our affiliated companies effective immediately and resigned their positions as Managing Directors of Ciao, effective July 31, 2006. Also, on July 25, 2006, we entered into separation agreements with Messrs. Cartellieri and Piening, and recorded a charge of $396,000 for the year ended December 31, 2006. In October 2006, we released all remaining funds under the escrow as there were no pending claims against the escrowed funds.

The information below pertains to the goZing and Ciao acquisitions only. It does not include the OpinionSurveys or Rapidata acquisitions as these were immaterial. We acquired goZing and Ciao primarily to increase our panel size and panel demographics as well as our customer base, and in the case of Ciao, to

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rapidly expand our international operations. Under the purchase method of accounting, the total purchase price as shown in the following table allocates the fair values of the goZing and Ciao assets acquired and the liabilities assumed at February 8, 2005 and April 6, 2005, respectively. We determined the fair values of a significant portion of these assets, which are reflected below (in thousands):

	North America	Europe
	goZing	Ciao
	February 8,	April 6,
	2005	2005

Cash	$833	$1,775
Trade receivables	2,330	5,602
Other current assets	91	647
Property and equipment	276	1,561
Other intangible assets	4,549	18,194
Deferred tax asset	—	7,439
Goodwill*	25,749	134,319

Total assets acquired	33,828	169,537
Accounts payable	(712)	(535)
Accrued expenses	(1,024)	(1,844)
Current taxes payable	—	(2,032)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(6,103)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$157,982

*	Goodwill is not deductible for income tax purposes. Goodwill has been adjusted to reflect the reversal of approximately $113,000 of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition and the release of a portion of our valuation allowance of approximately $1.4 million previously recorded against certain foreign deferred tax assets acquired as a result of our Ciao acquisition.

Other intangible assets consists of the following at the date of acquisition for goZing and Ciao (in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005

Acquired software	0.42	$159	—	$—
Panel members*	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,194

The actual results of goZing and Ciao were included in our Consolidated Financial Statements beginning February 9, 2005, and April 7, 2005, respectively, the day following the date of each respective acquisition.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the combined pro forma financial information for us as if the goZing and Ciao businesses were acquired at the beginning of each of the periods presented. Opinion Surveys and Rapidata have been excluded from the pro forma presentation as they are not material:

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands, except
	per share data)
	(Unaudited)	(Unaudited)

Net revenues	$96,973	$78,310

Operating income (loss)*	$(81,366)	$12,212

Net income (loss)**	$(66,696)	$17,786
Less: Charge to Common Stockholders for Series C-2 convertible preferred stock	—	(28,054)

Net loss available to common stockholders**	$(66,696)	$(10,268)

Net loss per share available to common stockholders:
Basic	$(2.64)	$(0.42)

Diluted	$(2.64)	$(0.42)

Weighted average shares outstanding:
Basic	25,256	24,501

Diluted	25,256	24,501

*	Included in pro forma operating income (loss) for each of the years ended December 31, 2005 and 2004 is additional amortization of approximately $5.5 million, related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating income (loss) was negatively impacted in the year ended December 31, 2005 by approximately $308,000 ($181,000 after tax) or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.

**	Pro forma net loss and pro forma net loss available to common stockholders for the year ended December 31, 2004, was reduced by approximately $1.3 million due to an additional pro forma tax benefit primarily associated with the Ciao acquisition.

The pro forma results for the years ended December 31, 2005 and 2004 have been prepared for comparative purposes only and include certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisitions. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of each of the periods presented or of future results.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Accrued payroll, bonus and commissions	$4,710	$2,567
Panelist incentives	4,905	4,419
Accrued panel costs	212	550
Accrued restructuring costs	—	347
Accrued management change costs	490	754
Non-income tax accruals	1,387	1,472
Fees associated with the acquisition of Ciao	—	126
Software license liability	332	274
Accrued audit and tax costs	717	1,175
Outside sample accruals	643	949
Other	1,745	1,943

	$15,141	$14,576

For the years ended December 31, 2006, 2005 and 2004, we reversed panelist incentives accrual of $2.9 million, $1.6 million and $357,000, respectively, to record the expirations of the incentives.

We had arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through those arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incur a fee to MSN for surveys completed and delivered to clients. We did not incur any fees for first time traffic routed to our website through MSN in the current period as we ceased recruiting panelists pursuant to this arrangement in February 2005. Such fees for first time traffic routed to our website through MSN were immaterial for all prior years presented. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Fees paid to MSN for surveys completed by panelists originally obtained through MSN, are included in cost of revenues, amounted to $172,000, $492,000 and $827,000 for the year ended December 31, 2006, 2005 and 2004, respectively. During the first quarter of 2006, our obligation to make payments to MSN for surveys completed by MSN-sourced panelists was terminated.

Note 10 — Related Parties:

Notes Receivable from Stockholder

In May 1999, Hugh O. Davis, one of our executive officers, borrowed $75,013 from us in order to purchase shares of our common stock. In connection with the loan, Mr. Davis executed and delivered to us (i) a promissory note maturing on May 17, 2004 in the principal amount of $75,013, with a compounding annual interest rate of 5.3% and (ii) a pledge agreement under which he pledged as collateral for the loan all of his shares of our stock and any cash or securities received in respect of such securities. In connection with our sale of stock to Greenfield Holdings and other existing stockholders in March 2001, Mr. Davis borrowed an additional $56,285 from us in order to purchase securities from Greenfield Holdings (which securities were later exchanged for shares of our stock in connection with our recapitalization in December 2002). In connection with the second loan, (i) Mr. Davis executed and delivered to us a promissory note maturing on May 17, 2004 in the principal amount of $56,285 with a compounding annual interest rate of 8% and (ii) the pledge agreement was amended to include the additional securities acquired by Mr. Davis as collateral for the

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans. Mr. Davis failed to repay the notes on May 17, 2004. We provided Mr. Davis with a notice of default and, on May 23, 2004, we repossessed a portion of the shares pledged as collateral pursuant to the pledge agreement with a value equal to the amounts due under the notes. We recorded interest income associated with these notes receivable of $15,000 for the year ended December 31, 2004.

Related Party Interest Expense

We had related party interest expense of zero, zero and $1.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The $1.1 million in 2004 relates primarily to the acceleration of unamortized debt discount associated with our Series C-2 Redeemable Non-Voting Preferred Stock, which was redeemed on July 25, 2004 using the proceeds from our initial public offering.

Note 11 — Revolving Credit Facility:

SVB Credit Facility.  We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.9 million at December 31, 2004 based upon an 80% advance rate on eligible accounts receivable. The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, was scheduled to mature on August 22, 2005 and included covenants that required us to achieve certain performance targets each quarter that the SVB Credit Facility was outstanding. We incurred interest expense in the amount of zero, $20,000 and $95,000 for the years ended December 31, 2006, 2005 and 2004, respectively, associated with the SVB Credit Facility.

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then ended of at least $20.0 million. We were also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank.

On December 20, 2005, we provided Commerce Bank notice of our intention to terminate the Commerce Bank Credit Facility. At such time, we had approximately $14.2 million of outstanding borrowings under the Commerce Bank Credit Facility. The Commerce Bank Credit Facility was terminated on December 29, 2005 and we have paid all amounts due thereunder, including accrued interest of approximately $76,000. The termination of the Commerce Bank Credit Facility has not had a material effect on our liquidity or capital resources. Currently, we do not have any credit facilities available for borrowing.

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

Note 12 — Redeemable or Convertible Preferred Stock:

Series C-2 Redeemable Non-Voting Preferred Stock

During the Recapitalization described in Note 13, we issued an aggregate of 10,000 shares of Series C-2 Preferred Stock, par value $0.0001 per share, in satisfaction of debt then outstanding of approximately $1.5 million, plus accrued interest of $516,000 (“Series C-2 Aggregate Proceeds”) of the existing stockholders. At the date of issuance, we recorded a discount of approximately $1.2 million, which is the difference between the stated value and the estimated fair market value of Series C-2 Preferred Stock and was recorded as a component of additional paid-in capital. The initial carrying value was being accreted to redemption value over the redemption period.

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 — Stockholders’ Equity:

Recapitalization

On December 27, 2002, our stockholders, who were also the holders of all of our outstanding subordinated indebtedness, completed the Recapitalization. The Recapitalization resulted in the issuance by the Company of three newly created classes of Preferred Stock, an amendment to the rights and preferences of the

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Series A Convertible Participating Preferred Stock

During 2001, we completed the offering of 40,874,511 shares of preferred stock, designated as Series A Preferred Stock, par value $0.0001 per share, for $0.2913 per share for aggregate proceeds of $11.5 Million, net of cash issuance costs of $279,000 and inclusive of the conversion of unsecured 10% subordinated promissory notes, plus accrued interest and the receipt of a note receivable from a stockholder (see Note 10).

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

The holders of Series A Preferred Stock were entitled to receive dividends when, as, and if, declared by the Board of Directors and with the Common Stock on an “as-converted” basis. No dividends would be paid until the Series C-2 Preferred Stock was redeemed in full (see Note 12).

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

In August 2001, in connection with establishing the SVB Credit Facility, we issued a warrant to purchase 49,041 shares of Class A at an exercise price of $4.08 per share to the creditor (the “SVB Warrant”). The SVB Warrant was immediately exercisable, expired on August 9, 2006 and contains anti-dilution provisions. In connection with our Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A and Class B and their reverse split, the SVB Warrant was adjusted to be exercisable to purchase 26,857 shares of Common Stock with an exercise price of $7.42 per share. The SVB Warrant was exercised in January 2005, for which 17,059 shares of common stock were issued.

Note 14 — Stock-Based Compensation:

We maintain two types of share-based compensation plans, the 2004 Employee Stock Purchase Plan and two stock option plans, the 1999 stock option plan and the 2004 equity incentive plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 stock option plan or the 2004 equity incentive plan, which is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $2.5 million for the year ended December 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.9 million for the year ended December 31, 2006.

Unearned Stock-Based Compensation

We had previously awarded certain stock option and warrant grants in which the fair value of its underlying stock on the date of grant exceeded the exercise price. As a result, we recorded unearned stock-based compensation, which was being amortized over the service period, generally four years. Accordingly, we amortized $872,000 and $1.3 million of stock based compensation expense in the statement of operations for the years ended December 31, 2005 and 2004, respectively, related to these option grants. For the year ended December 31, 2005, we recorded $177,000 in cost of revenues and $695,000 in selling, general and administrative expenses. For the year ended December 31, 2004, we recorded $204,000 in cost of revenues and $1.1 million in selling, general and administrative expenses. In connection with options forfeited we wrote off $601,000 and $156,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the year ended December 31, 2005 and 2004, respectively.

As a result of the adoption of SFAS 123(R), we are no longer amortizing unearned stock-based compensation separately, as such compensation costs are included in the compensation expense recognized under SFAS 123(R). As of December 31, 2005, we had a remaining balance of $1.3 million in unearned stock-based compensation, which we recorded as a reduction of additional paid-in capital at January 1, 2006, the date of adoption of SFAS 123(R).

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unless otherwise determined by the plan administrator (our board of directors or an authorized committee thereof), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 11,622 shares of common stock had been purchased under the Stock Purchase Plan. During the year ended December 31, 2006, 12,849 shares were purchased in the first quarter of 2006 for the offering period of July 1, 2005 through December 31, 2005 and 12,050 shares were purchased in the third quarter of 2006 for the offering period of January 1, 2006 through June 30, 2006 in accordance with the Stock Purchase Plan. In January 2007, 10,247 shares were purchased with the Stock Purchase Plan for the offering period of July 1, 2006 through December 31, 2006. As of March 1, 2007, there were 203,232 shares available for issuance pursuant to the Stock Purchase Plan.

Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $48,000 for the year ended December 31, 2006, of which $7,000 is included in cost of revenues, $2,000 is included in research and development expenses and $39,000 is included in selling, general and administrative expenses in the consolidated statements of operations.

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

On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005, options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of December 31, 2006, options to purchase 379,805 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 10, 2005, the 2004 Equity Plan was amended to increase, by 2,500,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2005, options to purchase 2,266,455 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 1,224,451 shares of common stock were available for future grants under the 2004 Equity Plan. As of December 31, 2006, options to purchase 3,087,792 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 429,993 shares of common stock were available for future grants under the 2004 Equity Plan.

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

Modification of certain option grants.

On December 28, 2005, we accelerated the vesting of certain of our unvested “out of the money” stock options outstanding under our 1999 Amended and Restated Stock Option Plan and our Amended 2004 Equity Incentive Plan, with exercise prices equal to or greater than $13.00 per share. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. Options held by non-employee directors were not subject to this accelerated vesting.

Options to purchase approximately 1.3 million shares of common stock, representing approximately 5% of the then current shares outstanding, were subject to this acceleration. Of the accelerated options,

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 236,000, or 18%, were held by executive officers. The number of shares granted and exercise prices of the options subject to the acceleration are unchanged. As a condition of acceleration, and in order to avoid granting any unintended personal benefits, we imposed transfer restrictions on shares of stock received through the exercise of accelerated options (other than shares necessary to pay taxes associated with the exercise), restricting the sale of these shares until the original vesting date of the option.

The primary purpose of this accelerated vesting was to eliminate compensation expense we would otherwise have recognized in our results of operations upon the adoption of SFAS 123(R) on January 1, 2006. We obtained the consent from holders of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option. All such holders of incentive stock options consented to the acceleration. The associated future pre-tax expense subject to elimination as a result of the acceleration of the vesting of all these options was estimated to be approximately $2.2 million in 2006 and approximately $8.9 million overall, (of which approximately $1.6 million was attributable to options held by executive officers and approximately $7.3 million was attributable to options held by all other employees).

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

Upon adoption, we elected to apply the modified prospective transition method and therefore, we have not restated the results of prior periods. Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. For stock options granted subsequent to January 1, 2006, compensation expense is recorded as options vest based upon the grant date fair value estimated in accordance with SFAS 123(R), with forfeitures estimated at the time of grant. Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

The fair value of stock options under SFAS 123(R) was determined using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for stock options in our pro forma footnote disclosures required under SFAS 123.

SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under previous literature. This requirement would reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We did not have any excess income tax benefit from exercised options on the consolidated statements of cash flows for the year ended December 31, 2006. Prior periods have not been restated.

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon adoption of SFAS 123(R). We adopted FSP 123(R)-3 and elected to utilize the simplified method to establish the beginning balance of our APIC Pool as it relates to the tax effects of employee share-based compensation. Under the simplified method, we determined that we do not have an opening APIC Pool.

For the year ended December 31, 2006, the adoption of SFAS 123(R) resulted in pre-tax share-based compensation expense in the amount of approximately $2.5 million related to our stock option plans, including the 2005 Inducement Options, and $48,000, respectively, related to our Stock Purchase Plan. This resulted in additional pre-tax share-based compensation expense in the amount of approximately $1.9 million, respectively, for the year ended December 31, 2006 over the expense we would have recognized if we had continued to account for share-based compensation under APB 25.

The following table illustrates the effect that the application of SFAS 123(R) had on our reported amounts for the year ended December 31, 2006 relative to the amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Year Ended December 31, 2006
	Under	Effect of
	Previous	SFAS 123(R)	As Reported
	Accounting	Adjustments	SFAS 123(R)

Operating income (loss)	$14,531	$(1,857)	$12,674
Income (loss) before income tax provision	14,330	(1,857)	12,473
Net income (loss)	9,636	(1,182)	8,454
Earnings (loss) per share:
Basic	$0.38	$(0.05)	$0.33

Diluted	$0.38	$(0.05)	$0.33

We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated statements of operations for the year ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005*	2004*

Cost of revenues	$290	$177	$204
Research and development expenses	65	—	—
Selling, general and administrative expenses	2,169	695	1,141

Pre-tax stock-based compensation expense	2,524	872	1,345
Income tax benefit	(948)	—	—

Net stock based compensation expense	$1,576	$872	$1,345

*	Amounts recorded in the prior year periods were recorded under APB 25.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information concerning our stock option activity for the year ended December 31, 2006, 2005 and 2004:

	1999 Stock Option Plan				2004 Equity Incentive Plan
				Weighted				Weighted
				Average				Average
				Exercise				Exercise
	Number of	Option Price		Price	Number of	Option Price		Price
	Shares	Range		Per Share	Shares	Range		Per Share

Outstanding at December 31, 2003	761,137		$0.14-$168.84	$3.22	—	$	—-$—	$—

Granted	178,574		$17.64-$17.64	$17.64	766,180		$13.00-$20.71	$13.68
Canceled	(19,569)		$0.42-$168.84	$3.57	(1,786)		$13.00-$13.00	$13.00
Exercised	(48,083)		$0.14-$10.36	$0.51	—	$	—-$—	$—

Outstanding at December 31, 2004	872,059		$0.14-$168.84	$6.31	764,394		$13.00-$20.71	$13.68

Granted	—	$	—-$—	$—	1,984,360		$4.92-$16.68	$12.47
Canceled	(205,304)		$0.42-$168.84	$10.96	(482,299)		$9.29-$20.71	$14.62
Exercised	(97,837)		$0.42-$10.36	$2.49	—	$	—-$—	$—

Outstanding at December 31, 2005	568,918		$0.14-$168.84	$5.40	2,266,455		$4.92-$20.71	$12.42

Granted	—	$	—-$—	$—	1,240,000		$6.66-$13.37	$7.37
Canceled	(38,307)		$0.42-$168.84	$3.09	(407,235)		$5.42-$20.71	$12.78
Exercised*	(150,806)		$0.42-$2.66	$1.58	(11,428)		$13.00-$13.00	$13.00

Outstanding at December 31, 2006	379,805		$0.14-$168.84	$7.15	3,087,792		$4.92-$20.25	$10.34

Exercisable at December 31, 2006	311,942		$0.14-$168.84	$8.24	1,542,623		$4.92-$20.25	$13.18

Available for future option grants at December 31, 2006	23,054				429,993

*	The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1.1 million.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Inducement Grants
				Weighted
				Average
				Exercise
	Number of	Option Price		Price
	Shares	Range		Per Share

Outstanding at December 31, 2004	—	$	—-$—	$—

Granted	487,500		$5.02-$5.07	$5.04
Canceled	—	$	—-$—	$—
Exercised	—	$	—-$—	$—

Outstanding at December 31, 2005	487,500		$5.02-$5.07	$5.04

Granted	187,500		$5.93-$5.93	$5.93
Canceled	—	$	—-$—	$—
Exercised	—	$	—-$—	$—

Outstanding at December 31, 2006	675,000		$5.02-$5.93	$5.29

Exercisable at December 31, 2006	259,862		$5.02-$5.93	$5.27

The fair value of shares vested during the year ended December 31, 2006 was $723,000, $827,000 and $643,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.

Cash received from exercises under all stock-based compensation arrangements for the year ended December 31, 2006 was approximately $514,000. We did not realize any windfall tax benefits for the tax deductions resulting from option exercises during the year ended December 31, 2006. We issue newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options granted during the years ended December 31, 2006, 2005 and 2004:

			Weighted	Weighted
			Average	Average
			Exercise	Fair Value
	Number of		Price Per	at Date
	Shares	Option Price Range	Share	of Grant

1999 Stock Option Plan
Year ended December 31, 2004:
Options granted with an exercise price equal to market	17,858	$17.64-$17.64	$17.64	$10.65
Options granted with an exercise price greater than market	160,716	$17.64-$17.64	$17.64	$10.65
2004 Equity Incentive Plan
Year ended December 31, 2004:
Options granted with an exercise price less than market	12,500	$15.70-$15.70	$15.70	$8.29
Options granted with an exercise price equal to market	135,501	$14.71-$20.71	$16.55	$8.50
Options granted with an exercise price greater than market	618,179	$13.00-$17.81	$13.01	$6.83
Year ended December 31, 2005:
Options granted with an exercise price equal to market	1,984,360	$4.92-$16.68	$12.47	$5.80
Year ended December 31, 2006:
Options granted with an exercise price equal to market	1,240,000	$6.66-$13.37	$7.37	$3.59
2005 Inducement Grants
Year ended December 31, 2005:
Options granted with an exercise price equal to market	487,500	$5.02-$5.07	$5.04	$2.65
Year ended December 31, 2006:
Options granted with an exercise price equal to market	187,500	$5.93-$5.93	$5.93	$2.68

Under the 1999 Plan, the weighted average fair value per option at grant date was $10.65 for options granted in the year ended December 31, 2004. Under the 2004 Incentive Equity Plan, the weighted average fair value per option at grant date was $3.59, $5.80 and $7.81, for options granted in the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average fair value per option at the grant date for the 2005 Inducement Grants was $2.68 and $2.65 in the year ended December 31, 2006 and 2005, respectively. The weighted average fair value per option at the grant date for all plans was $3.47, $5.18 and $7.82 for each of the years ended December 31, 2006, 2005 and 2004, respectively.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006 under both the 1999 Plan and the 2004 Equity Plan and also includes the 2005 Inducement Options:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	(000’s)		Average	(000’s)
	Number of	Remaining	Exercise	Aggregate	Number of	Exercise	Aggregate
	Outstanding	Contractual	Price	Intrinsic	Exercisable	Price	Intrinsic
Range of Exercise Prices	Options	Life	Per Share	Value	Options	Per Share	Value

Combined
$ 0.00-$ 0.70	130,600	5.5 years	$0.25		116,314	$0.26
$ 0.71-$ 2.80	155,111	6.8 years	$2.66		101,534	$2.66
$ 2.81-$ 7.04	1,635,500	6.1 years	$6.31		261,237	$5.27
$ 7.05-$ 7.44	687,500	6.2 years	$7.41		241,458	$7.44
$ 7.45-$ 13.00	522,551	7.7 years	$12.40		414,801	$12.90
$13.01-$ 14.99	853,116	5.4 years	$14.63		820,864	$14.67
$15.00-$ 20.00	146,619	7.4 years	$17.11		146,619	$17.11
$20.01-$ 42.00	7,165	5.7 years	$24.29		7,165	$24.29
$42.01-$168.84	4,435	3.0 years	$162.32		4,435	$162.32

	4,142,597			$22,587	2,114,427		$7,534

1999 Plan
$ 0.00-$ 0.70	130,600	5.5 years	$0.25		116,314	$0.26
$ 0.71-$ 2.80	155,111	6.8 years	$2.66		101,534	$2.66
$ 7.45-$ 13.00	8,375	4.1 years	$9.82		8,375	$9.82
$15.00-$ 20.00	78,119	6.9 years	$17.59		78,119	$17.59
$20.01-$ 42.00	3,165	3.1 years	$29.39		3,165	$29.39
$42.01-$168.84	4,435	3.0 years	$162.32		4,435	$162.32

	379,805			$3,678	311,942		$2,852

2004 Equity Plan
$ 2.81-$ 7.04	960,500	6.2 years	$7.02		1,375	$5.03
$ 7.05-$ 7.44	687,500	6.2 years	$7.41		241,458	$7.44
$ 7.45-$13.00	514,176	7.7 years	$12.44		406,426	$12.96
$13.01-$14.99	853,116	5.4 years	$14.63		820,864	$14.67
$15.00-$20.00	68,500	8.0 years	$16.56		68,500	$16.56
$20.01-$42.00	4,000	7.7 years	$20.25		4,000	$20.25

	3,087,792			$12,825	1,542,623		$2,336

2005 Inducement Options
$2.81-$7.04	675,000	5.9 years	$5.29		259,862	$5.27

	675,000			$6,084	259,862		$2,346

The weighted average remaining contractual life on December 31, 2006 for outstanding options was 6.2 years, 6.2 years, 6.3 years and 5.9 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options. The weighted average remaining contractual life on

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 for exercisable options was 6.0 years, 6.1 years, 6.0 years and 5.9 years, respectively, for the combined options, the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.

The following tables illustrate the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the year ended December 31, 2006:

	Year Ended December 31, 2006
		2004	2005
		Equity	Inducement
	Combined	Plan	Options

Risk-free interest rate	4.64%	4.69%	4.30%
Weighted average expected life (years)	4.61	4.66	4.21
Volatility factor	51.72%	51.87%	50.60%
Expected dividend yield	—	—	—

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual daily historical changes in the market value of our stock since our initial public offering on July 16, 2004, and volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 50%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

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

As of December 31, 2006, there was approximately $4.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.30 years.

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the effect on net (loss) income available to common stockholders and (loss) income per share if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net (loss) income as reported	$(65,959)	$5,718
Add: Stock-based employee compensation expense included in net (loss) income as recorded	872	1,345
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14,039)	(3,415)

Pro forma net (loss) income	(79,126)	3,648
Less: Charge to common stockholders for Series B convertible preferred stock	—	(28,054)
Cumulative dividends on Series B convertible preferred stock	—	(382)
Income allocable to participating preferred securities	—	(1,129)

Pro forma net loss available to common stockholders	$(79,126)	$(25,917)

Net loss per share as reported:
Basic	$(2.72)	$(2.70)
Diluted	$(2.72)	$(2.70)
Pro forma loss per share:
Basic	$(3.27)	$(2.88)
Diluted	$(3.27)	$(2.88)

The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Years Ended December 31,
	2005	2004

Risk-free interest rate	3.98%	3.29%
Weighted average expected life (years)	4	5
Volatility factor	56%	60%
Forfeiture rates	—	—
Expected dividend yield	—	—

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

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Taxes on Income:

Income (loss) before income taxes and the provision (benefit) for income taxes are comprised of (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Income (loss) before income taxes:
Domestic	$(87)	$1,030	$5,855
Foreign	12,560	(82,742)	274

	$12,473	$(81,712)	$6,129

Provision (benefit) for income taxes:
Currently payable:
Federal	$1	$496	$185
State	187	63	209
Foreign	3,684	2,080	17

Total current income tax provision	3,872	2,639	411

Deferred tax provision (benefit):
Federal	(1,259)	(16,239)	—
State	(60)	(2,639)	—
Foreign	1,466	486	—

Total deferred income tax provision (benefit)	147	(18,392)	—

Total income tax provision (benefit)	$4,019	$(15,753)	$411

Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,265	$19,053
Stock-based compensation	4,581	3,657
Capitalized panel costs	449	391
Intangible assets acquired	(5,157)	(6,064)
Foreign exchange	(875)	2,942
Fixed assets	1,281	289
Federal and state tax credits	2,256	2,281
Other deferred tax assets	589	932

Net deferred tax asset	19,389	23,481
Valuation allowance	(201)	(1,481)

Total net deferred tax assets	$19,188	$22,000

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and December 31, 2005, net operating loss carryforwards (“NOL(s)”) of $41.4 million and 47.2 million, respectively, are available to reduce future income taxes. Of these amounts, $30.1 million ($30.7 million at December 31, 2005) relates to domestic NOLs and $11.3 million ($16.5 million at December 31, 2005) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs at December 31, 2006, $0.4 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $0.1 million will be credited against APIC. At December 31, 2006 and December 31, 2005, foreign tax credits of approximately $1.6 million and $1.5 million, respectively, are available to reduce future domestic income taxes, and the majority of them will expire in 2015. The majority of the remaining Federal income tax credits at December 31, 2006 and December 31, 2005 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.

In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that the Company can utilize to offset future taxable income. The utilization of our domestic NOLs was not impacted by this limitation for either the year ended December 31, 2006 or 2005.

We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of December 31, 2006, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2006, as a result of our assessment, we released approximately $1.4 million of our valuation allowance that had been previously recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to NOLs acquired as a result of our Ciao acquisition and, based on our assessment, are more likely than not to be realized based on expected future profitability. Of the total valuation allowance released during the year ended December 31, 2006, approximately $1.4 million was released as a reduction to goodwill generated from the Ciao acquisition and $0.1 million was released as a component of income tax expense. In addition, this valuation allowance release was partially offset by $0.1 million for the effects of foreign currency. As of December 31, 2006, an additional valuation allowance of approximately $0.2 million was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect approximately $0.1 million to be released as a reduction to goodwill generated from the Ciao acquisition.

We are subject to ongoing tax examinations and assessments in various domestic and foreign jurisdictions. Accordingly, we provide for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

We have not provided for income taxes on cumulative undistributed earnings of subsidiaries outside the United States because of our intention to indefinitely reinvest those earnings. As of December 31, 2006 and 2005, the total unrecognized deferred tax liability relating to cumulative undistributed earnings of subsidiaries is approximately $4.3 million and $0.9 million, respectively.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the computed “expected” provision (benefit) to the actual tax provision is as follows:

	For the Years Ended
	December 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal income tax benefit	1.0	(0.4)	9.6
Foreign income taxes	(4.2)	(0.1)	—
Deferred compensation and other	—	—	6.7
Change in deferred tax asset valuation allowance	(0.1)	22.2	(42.8)
Goodwill impairment	—	(38.5)	—
Rate change	—	0.4	—
Other reconciling items	0.5	0.7	(0.8)

Total	32.2%	19.3%	6.7%

Note 16 — Segment Reporting:

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business, which was not a reportable segment for 2005. In 2005 we did not have the ability to prepare discrete financial information for the comparison shopping business, which could have been reviewed by management. We now believe that it is important to track the results of the comparison shopping business separately. Therefore, we implemented financial systems during the first quarter of 2006 to allow us to prepare discrete financial information for use by our management and others to review the financial performance of our comparison shopping business. We now have three reportable segments: North American Internet survey solutions, Ciao Internet survey solutions, and Ciao comparison shopping. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. We have reclassified the prior period to conform to the current period’s presentation. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tables below present information about reported segments for the years ended December 31, 2006, 2005 and 2004 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business; therefore information about segment profitability is not applicable for periods prior to April 2005.

	For the Years Ended December 31,
	2006	2005*	2004*

Gross segment revenues:**
North American Internet survey solutions
Third-party revenues	$60,353	$63,886	$44,428
Inter-segment revenues	995	619	—

Gross segment revenues	$61,348	$64,505	$44,428

Ciao Internet survey solutions
Third-party revenues	$20,152	$16,686	$—
Inter-segment revenues	7,975	3,634	—

Gross segment revenues	$28,127	$20,320	$—

Net revenues:
North American Internet survey solutions***	$61,348	$64,505	$44,428
Ciao Internet survey solutions	28,127	20,320	—
Ciao comparison shopping	19,837	8,607	—
Elimination of inter-segment revenues	(8,970)	(4,253)	—

Total net revenues	$100,342	$89,179	$44,428

Segment operating income (as defined above):
North American Internet survey solutions	$13,931	$17,135	$13,883
Ciao Internet survey solutions	10,035	7,972	—
Ciao comparison shopping	11,406	4,565	—

Segment operating income	35,372	29,672	13,883
Depreciation and amortization	(12,180)	(9,347)	(1,845)
Impairment charges	—	(91,379)	—
Stock-based compensation	(2,524)	(872)	(1,345)
Restructuring charges	(236)	(379)	—
Management change severance charges	(568)	(1,037)	—
Corporate	(7,190)	(7,809)	(3,542)

Total operating income	12,674	(81,151)	7,151
Interest income (expense), net	109	(507)	(970)
Currency exchange loss, net	(310)	(54)	(52)

Income (loss) before income taxes	$12,473	$(81,712)	$6,129

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	We made significant acquisitions in February and April of 2005, and as such, twelve month year over year growth comparisons are not meaningful.

**	The Ciao comparison shopping segment has no inter-segment revenues, and as a result, gross segment revenues is equal to net segment revenues, and is not presented under gross segment revenues.

***	Revenues recorded in our North American Internet survey solutions segment for the year ended December 31, 2005 include approximately $1.0 million of revenues generated from data sold to our European customers prior to our acquisition of Ciao.

The tables below present information about reported segments as of December 31, 2006 and 2005 (in thousands).

	As of December 31,
	2006	2005

Total Assets:
North America	$88,416	$89,895
Ciao Internet survey solutions	37,072	34,146
Ciao comparison shopping	54,356	36,819

Total assets	$179,844	$160,860

Long-Lived Assets by Major Country:
United States	$6,167	$8,098
Germany	2,470	1,580
Other, all foreign	1,214	1,526

Total long-lived assets*	$9,851	$11,204

*	Long-lived assets include the net book value of “Property and equipment” and “Internal use software”.

The tables below present information about reported segments for the years ended December 31, 2006, 2005 and 2004 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business.

		Ciao
		Internet	Ciao
	North	Survey	Comparison
	America	Solutions	Shopping	Total

Additions to long-lived assets:
Year ended December 31, 2006:
Cash additions	$3,110	$734	$1,079	$4,923
Additions under capital lease obligations	263	—	—	263

Total additions to long-lived assets	$3,373	$734	$1,079	$5,186

Year ended December 31, 2005:
Cash additions	$4,346	$494	$634	$5,474
Additions under capital lease obligations	2,385	—	—	2,385

Total additions to long-lived assets	$6,731	$494	$634	$7,859

Year ended December 31, 2004:
Cash additions	$2,404	$—	$—	$2,404
Additions under capital lease obligations	2,808	—	—	2,808

Total additions to long-lived assets	$5,212	$—	$—	$5,212

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about reported segments for the years ended December 31, 2006, 2005 and 2004 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business.

	For the Years Ended December 31,
	2006	2005	2004

Revenues by Major Country:
United States	$60,353	$63,886	$44,428
Germany	20,473	12,447	—
United Kingdom	12,460	8,286	—
Other, all foreign	7,056	4,560	—

	$100,342	$89,179	$44,428

Note 17 — Commitments and Contingencies:

Lease Commitments and Obligations

Future minimum annual lease payments under capital leases and noncancelable operating leases are as follows at December 31, 2006 (in thousands):

Fiscal Years Ending December 31,	Capital	Operating

2007	$29	$2,760
2008	16	2,439
2009	8	1,939
2010	—	748
2011	—	98
2012 and thereafter	—	220

Total minimum lease payments	53	$8,204

Amount representing interest	(6)

Present value of minimum capital lease payments	$47

In March 2006, we repaid all of the then outstanding capital lease obligations that we had with Somerset Capital of approximately $3.8 million. We determined that this transaction would provide a better use of our cash as we are generating cash flow from operations sufficient to support the needs of our on-going operations and capital expenditures. The remaining capital lease obligations as of December 31, 2006 are the result of capital lease obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005.

At December 31, 2006, $22,000, ($2.0 million at December 31, 2005) is included as a “Long-term liability” representing the long-term portion of the present value of minimum capital lease payments, and $25,000, ($2.1 million at December 31, 2005) is included in current liabilities representing the current portion of the present value of minimum lease payments. Our capital leases were primarily obtained through Somerset Capital pursuant to separate leasing arrangements.

Rental expense on operating leases amounted to approximately $3.2 million, $2.8 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Operating leases are primarily derived from rent of office space, certain electronic equipment including computers, copiers, auto leases and telephone systems, which generally do not renew at the end of the lease term. There are no material restrictions associated with these leases and no restrictions concerning dividends, additional debt or further leasing.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Contingencies

From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is impossible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Note 18 — Management Change:

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

In addition, on September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 during 2005 and the remaining liability at December 31, 2005 was $752,000. Additionally, we made payments of $433,000 during 2006 and the remaining liability at December 31, 2006 was $319,000, which is expected to be paid by September 30, 2007.

Note 19 — Restructuring Program:

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

During the year ended December 31, 2006, we recorded $236,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations. We will continue to evaluate the business and therefore, we may identify additional cost-saving items that could result in additional charges for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:

Activity associated with our restructuring program is comprised of (in thousands):

		Lease	North
	Severance and	Cancellation and	American
	Related Costs	Other Costs	Total

Restructuring activity:
Initial provision	$379	$—	$379
Charges against reserve	(32)	—	(32)

Balance at December 31, 2005	347	—	347
Provision	80	156	236
Charges against reserve	(427)	(156)	(583)

Balance at December 31, 2006	$—	$—	$—

Additional information:
Cumulative amount incurred as of December 31, 2006*	$459	$156	$615

*	The cumulative amount incurred through December 31, 2006, represents the total expected charges associated with this restructuring plan, as we do not expect to incur any significant additional costs in the future.

Severance and related benefit costs, as well as lease cancellation costs, were paid through December 2006. We do not expect our restructuring program to have a material affect on our future results of operations, liquidity, or capital resources. We paid these restructuring expenses using cash flow from operations. During the first quarter of 2006, we sub-let our San Francisco, California office at amounts which approximate our net monthly rental expense. Our office in Durham, North Carolina has been closed, effective April 30, 2006. During the third quarter of 2006, we sub-let a portion of our Encino, California office at amounts which approximate our monthly rental expense for the sub-let portion. In addition, we recorded a charge of approximately $10,000 related to the sale of our telephone system at our Encino, which is included in restructuring charges in the statement of operations.

Note 20 — Employee Benefit Plan:

We sponsor a 401(k) Profit Sharing Plan (the “401(k) Plan”) within the United States. The 401(k) Plan covers employees who are at least 21 years of age and have completed three months of service. To participate in the 401(k) Plan, employees must work for us for at least 1,000 hours each year. The 401(k) Plan was amended during 2003 and currently provides for the option for employee contributions up to statutory limits, of which we match 20% of the employee’s contribution (the “Matching Contributions”). An employee will not be considered vested in the Matching Contributions until he or she shall have completed three years of continuous service. Amounts expensed under the 401(k) Plan were $70,000, $122,000 and $92,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

GREENFIELD ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended December 31, 2006(1)	First	Second	Third	Fourth

Net revenues	$21,532	$24,453	$24,875	$29,482
Cost of revenues	5,548	5,560	5,974	7,004

Gross profit	15,984	18,893	18,901	22,478
Operating expenses	14,666	15,190	16,408	17,318

Operating income	1,318	3,703	2,493	5,160
Interest income (expense), net	(167)	85	60	131
Other income (expense), net	52	(206)	(16)	(140)

Income before income taxes	1,203	3,582	2,537	5,151
Provision for income taxes	362	1,328	694	1,635

Net income	$841	$2,254	$1,843	$3,516

Net income per share — basic and diluted:
Basic	$0.03	$0.09	$0.07	$0.14

Diluted	$0.03	$0.09	$0.07	$0.13

Weighted average shares outstanding:
Basic	25,310	25,353	25,413	25,465

Diluted	25,505	25,541	25,986	26,272

(1)	The sum of quarterly income per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

	Quarter
Fiscal Year Ended December 31, 2005(1)	First	Second	Third	Fourth

Net revenues	$15,251	$26,283	$23,146	$24,499
Cost of revenues	4,425	7,162	6,714	6,026

Gross profit	10,826	19,121	16,432	18,473
Operating expenses	8,281	14,597	15,609	107,516

Operating income (loss)	2,545	4,524	823	(89,043)
Interest income (expense), net	454	(232)	(251)	(478)
Other (expense) income, net	(41)	22	(112)	77

Income (loss) before income taxes	2,958	4,314	460	(89,444)
Provision (benefit) for income taxes	492	(14,812)	(1,091)	(342)

Net Income (loss)	$2,466	$19,126	$1,551	$(89,102)

Net Income (loss) per share — basic and diluted:
Basic	$0.12	$0.76	$0.06	$(3.52)

Diluted	$0.11	$0.75	$0.06	$(3.52)

Weighted average shares outstanding:
Basic	21,174	25,041	25,292	25,303

Diluted	21,972	25,422	25,542	25,303

(1)	The sum of quarterly income (loss) per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2006, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Based on the above evaluation, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

Information regarding directors and executive officers of registrant is presented under the headings “Election of Class III Directors” and “Executive Officers” in our definitive proxy statement for use in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2006, and is incorporated herein by this reference thereto.

Information regarding the audit committee financial report is presented under the heading “Board Committees and Meetings” in our 2007 Proxy Statement, and is incorporated herein by this reference thereto. Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2007 Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the headings “Executive Compensation”, in our 2007 Proxy Statement, and is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership Certain Beneficial Owners and Management”, in our 2007 Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is presented under the heading “Certain Relationships and Related Transactions”, in our 2007 Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant” in our 2007 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Exhibits and Financial Statement Schedules

1. Financial Statements can be found under Item 8 of Part II of this Form 10-K.

2. Schedules can be found on Page 117 of this Form 10-K.

3. The Exhibit Index is found on Pages 112 to 115 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

GREENFIELD ONLINE, INC.

/s/ ALBERT ANGRISANI
Albert Angrisani, Director, President
and Chief Executive Officer

/s/  ROBERT E. BIES
Robert E. Bies, Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2007, by the following persons, on behalf of the Registrant, and in the capacities indicated below.

Signature	Title

/s/ ALBERT ANGRISANI Albert Angrisani	Director, President and Chief Executive Officer

/s/ PETER SOBILOFF Peter Sobiloff	Director

/s/ JOEL R. MESZNIK Joel R. Mesznik	Director

/s/ CHARLES W. STRYKER Charles W. Stryker	Director

/s/ BURTON J. MANNING Burton J. Manning	Director

/s/ LISE J. BUYER Lise J. Buyer	Director

/s/ JOSEPH A. RIPP Joseph A. Ripp	Director

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2	.1†	—	Asset Purchase Agreement, dated August 18, 2004, by and among The Dohring Company, Doug C. Dohring and Greenfield Online, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated October 22, 2004.)
2	.2†	—	Stock Purchase Agreement, dated as of January 25, 2005, among Greenfield Online, Inc., Rapidata.net, Inc. and the shareholders of Rapidata.net, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated January 25, 2005.)
2	.3†	—	Agreement and Plan of Reorganization, dated as of February 8, 2005, among Greenfield Online, Inc., Greenfield Acquisition Sub, Inc. and Zing Wireless, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated February 8, 2005.)
2	.4†	—	Share Purchase Agreement, dated as of April 6, 2005, among Greenfield Online, Inc., SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as Buyers, Ciao AG, the shareholders of Ciao AG as Sellers, the representative of the Sellers, and the Company Trustee. (Filed as exhibit 2.1.1 to our Current Report Form 8-K dated April 6, 2005.)
3	.1**	—	Amended and Restated Certificate of Incorporation.
3	.2**	—	Amended and Restated Bylaws.
4	.1**	—	Form of Common Stock Certificate of Greenfield Online, Inc.
4	.2**	—	Amended and Restated Registration Rights Agreement, dated as of December 16, 2002, by and among Greenfield Online, Inc. and the stockholders listed therein.
10	.2**	—	Amended and Restated 1999 Stock Option Plan.
10	.3**	—	2004 Equity Incentive Plan.
10	.4**	—	2004 Employee Stock Purchase Plan.
10	.5**	—	Form of Stock Option Agreement under Amended and Restated 1999 Stock Option Plan.
10	.6**	—	Form of Stock Option Agreement under 2004 Equity Incentive Plan.
10	.7**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Dean A. Wiltse and Greenfield Online, Inc. and an amendment thereto.
10	.8**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Robert E. Bies and Greenfield Online, Inc. and an amendment thereto.
10	.9**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Jonathan A. Flatow and Greenfield Online, Inc. and an amendment thereto.
10	.10**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.11**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Joel R. Mesznik and Greenfield Online, Inc.
10	.12**	—	License Agreement, dated December 22, 1999, by and between Greenfield Consulting Group, Inc. and Greenfield Online, Inc. and an amendment and supplement thereto.
10	.15**	—	Non-Recourse Promissory Note, dated May 17, 1999, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.16**	—	Full Recourse Promissory Note, dated March 9, 2001, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.17**	—	Pledge Agreement, dated May 17, 1999, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.19**	—	Warrant for the purchase of shares of Class A Common Stock, dated August 9, 2001, issued by Greenfield Online, Inc. to Silicon Valley Bank.
10	.21**	—	Lease, dated October 20, 1999, by and between Wilton Campus Properties, LLC and Greenfield Online, Inc.
10	.23**	—	Agreement to Lease, dated March 3, 2004, by and between M/s Unitech Business Parks Limited and M/s Greenfield Online PVT. Ltd.

Exhibit
Number			Exhibit Description

10	.24**	—	Lease Agreement, dated September 15, 1999, by and between Somerset Capital Group Ltd and Greenfield Online, Inc.
10	.26††**	—	Enterprise User License Agreement, dated October 21, 2002, by and between Future Information Research Management, Inc. and Greenfield Online, Inc. and an addendum thereto.
10	.27††**	—	Commercial Agreement, dated November 28, 2001, by and between Microsoft Corporation and Greenfield Online, Inc. and amendments thereto.
10	.28††**	—	Alliance, License and Supply Agreement, dated January 31, 2002, by and between Taylor Nelson Sofres Intersearch Corporation and Greenfield Online, Inc. and amendments thereto.
10	.29**	—	Form of Partnering Agreement of Greenfield Online, Inc.
10	.30**	—	Amended and Restated Employment Agreement, by and between Dean A. Wiltse and Greenfield Online, Inc.
10	.31**	—	Amended and Restated Employment Agreement, by and between Robert E. Bies and Greenfield Online, Inc.
10	.32**	—	Amended and Restated Employment Agreement, by and between Jonathan A. Flatow and Greenfield Online, Inc.
10	.33**	—	Amended and Restated Employment Agreement, by and between Hugh Davis and Greenfield Online, Inc.
10	.34**	—	Employment Agreement, by and between Keith Price and Greenfield Online, Inc.
10	.40††	—	Partner Agreement by and between GfK-ARBOR, LLC and Greenfield Online, Inc., effective November 1, 2004. (Filed as exhibit 10.40 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.41††	—	Partner Agreement by and between GfK-Custom Research, Inc. and Greenfield Online, Inc., effective January 1, 2005. (Filed as exhibit 10.41 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.42†	—	Employment Agreement dated February 8, 2005, by and between Matthew D. Dusig and Greenfield Online, Inc. (Filed as exhibit 10.42 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.43†	—	Employment Agreement dated February 8, 2005, by and between Gregg Lavin and Greenfield Online, Inc. (Filed as exhibit 10.43 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.44†	—	Employment Agreement dated February 8, 2005, by and between Lance Suder and Greenfield Online, Inc. (Filed as exhibit 10.44 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.45†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Matthew D. Dusig. (Filed as exhibit 10.45 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.46†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Gregg Lavin. (Filed as exhibit 10.46 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.47†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Lance Suder. (Filed as exhibit 10.47 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.48†	—	Amendment to Registration Rights Agreement dated as of April 6, 2005. (Filed as exhibit 10.48 to our Current Report on Form 8-K dated April 6, 2005.)
10	.50†	—	Credit agreement dated April 6, 2005 by and between Commerce Bank N.A. and Greenfield Online, Inc. (Filed as exhibit 10.50 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10	.51†	—	Employment Agreement between Ciao AG and Maximillian Ulrich Cartellieri with an effective date of April 6, 2005. (Filed as exhibit 10.51 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

Exhibit
Number			Exhibit Description

10	.52†	—	Employment Agreement between Ciao AG and Marcus Fredrick Paul with an effective date of April 6, 2005. (Filed as exhibit 10.52 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.53†	—	Employment Agreement between Ciao AG and Gunnar Piening with an effective date of April 6, 2005. (Filed as exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.54†	—	Letter of Engagement between Ciao SAS and Nicolas Metzke, effective August 1, 2005. (Filed as exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.55††	—	Amended and Restated Partner Agreement dated May 11, 2005 by and between OTX Corporation, Zing Wireless, Inc. and Greenfield Online, Inc. (Filed as exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.56†	—	Employment Agreement between Greenfield Online, Inc. and Albert A. Angrisani. (Filed as exhibit 10.56 to our Current Report on Form 8-K dated September 28, 2005.)
10	.57†	—	Separation Letter between Greenfield Online, Inc. and Dean A. Wiltse. (Filed as exhibit 10.57 to our Current Report on Form 8-K dated September 28, 2005.)
10	.58†	—	Amendment No. 1 with an effective date of December 1, 2005, to the Employment Agreement dated September 28, 2005 between Greenfield Online, Inc. and Albert Angrisani. (Filed as exhibit 10.58 to our Current Report on Form 8-K dated December 9, 2005.)
10	.59†	—	Form of Stock Option Grant Notice used in connection with the February 27, 2006 Stock Option grants. (Filed as exhibit 10.59 to our Current Report on Form 8-K dated March 3, 2005.)
10	.60†	—	Amendment No. 1 to Cartellieri Employment Agreement. (Filed as exhibit 10.60 to our Current Report on Form 8-K dated March 3, 2005.)
10	.61†	—	Amendment to Metzke Letter of Engagement. (Previously filed as exhibit 10.61 to our Current Report on Form 8-K dated July 25, 2006).
10	.62†	—	Metzke Employment Agreement. (Previously filed as exhibit 10.62 to our Current Report on Form 8-K dated July 25, 2006).
10	.63†	—	Cartellieri Separation Agreement. (Previously filed as exhibit 10.63 to our Current Report on Form 8-K dated July 25, 2006).
10	.64†	—	Piening Separation Agreement. (Previously filed as exhibit 10.64 to our Current Report on Form 8-K dated July 25, 2006).
10.65		—	Managing Director Agreement between Ciao GmbH and Daniel Keller, dated January 31, 2007 (Filed herewith).
10.66		—	Sale Bonus Agreement between Greenfield Online, Inc., SRVY Acquisition GmbH, and Ciao GmbH, and Daniel Keller, dated January 31, 2007 (Filed herewith).
10.67		—	Managing Director Agreement between Ciao GmbH and Stephan Musikant, dated January 31, 2007 (Filed herewith).
10.68		—	Sale Bonus Agreement between Greenfield Online, Inc., SRVY Acquisition GmbH, and Ciao GmbH, and Stephan Musikant, dated January 31, 2007 (Filed herewith).
21.1		—	List of Subsidiaries of Greenfield Online, Inc. (Filed herewith).
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (Filed herewith).
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

Exhibit
Number		Exhibit Description

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	—	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

**	Incorporated by reference to the exhibit of same number filed with our Registration Statement on Form S-1 (File No. 333-114391).

†	Previously filed and incorporated herein by reference.

††	Previously filed and incorporated herein by reference, certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Greenfield Online, Inc.:

Our audits of the Consolidated Financial Statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2007 appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

/s/  PricewaterhouseCoopers LLP

Stamford, Connecticut
March 15, 2007

SCHEDULE II

GREENFIELD ONLINE, INC

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End
	of Period	Expenses		Accounts		Deduction		of Period
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful accounts (deducted from accounts receivable)	$857	$59		$		$(108	)(a)	$808
Allowance for customer credits (deducted from accounts receivable)	$591	$1,965	(b)			$(1,489	)(c)	$1,067
Valuation allowance for deferred tax asset	$1,481	$—		$		$(1,280	)(d)	$201
Year ended December 31, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$153	$575		$376	(e)	$(247	)(f)	$857
Allowance for customer credits (deducted from accounts receivable)	$276	$1,001	(g)			$(686	)(h)	$591
Valuation allowance for deferred tax asset	$19,817	$—		$84	(i)	$(18,420	)(i)	$1,481
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$90	$125				$(62	)(j)	$153
Allowance for customer credits (deducted from accounts receivable)	$129	$455	(k)			$(308	)(l)	$276
Valuation allowance for deferred tax asset	$22,703	$—				$(2,886	)(m)	$19,817

(a)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2006 resulted from write-off’s of $164,000, offset by currency fluctuations of $56,000.

(b)	The increase in the allowance for customer credits for the year ended December 31, 2006 resulted from volume rebates of $570,000, cash discounts of $819,000, and other promotional and customer credits of $576,000, all of which were charged against revenues.

(c)	The decrease in the allowance for customer credits for the year ended December 31, 2006 resulted from customers utilizing volume rebates of $608,000 and cash discounts of $681,000, and other promotional and customer credits of $212,000, offset by currency rate fluctuations of $12,000.

(d)	The reduction in the valuation allowance for the year ended December 31, 2006 resulted from the release of approximately $1.4 million of certain of our previously recorded foreign valuation allowance, which was partially offset by the recording of a current period valuation allowance of $0.1 million. The majority of the valuation allowance released during the year ended December 31, 2006 was released through purchase accounting and therefore recorded as a reduction against goodwill.

(e)	The increase in the allowance for doubtful accounts of $376,000, consists of amounts recorded as a result of the acquisitions of goZing $121,000 and Ciao $255,000.

(f)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2005 resulted from write-off’s of $231,000 and currency fluctuations of $16,000.

(g)	The increase in the allowance for customer credits for the year ended December 31, 2005 resulted from volume rebates of $579,000, cash discounts of $338,000, and other customer credits of $84,000, all of which were charged against revenues.

(h)	The decrease in the allowance for customer credits for the year ended December 31, 2005 resulted from customers utilizing volume rebates of $379,000 and cash discounts of $307,000.

(i)	The reduction in the valuation allowance for the year ended December 31, 2005 resulted from the full release of our domestic valuation allowance of $19.8 million of which $1.3 million was released through purchase accounting and the remaining $18.5 million was recorded as a tax benefit. This benefit was reduced by $0.1 million relating to a valuation allowance increase against certain foreign deferred tax assets.

(j)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2004 resulted from a write-off of $62,000 relating to one customer.

(k)	The increase in the allowance for customer credits for the year ended December 31, 2004 resulted from volume rebates of $226,000 and cash discounts of $229,000, both of which were charged against revenues.

(l)	The decrease in the allowance for customer credits for the year ended December 31, 2004 resulted from customers utilizing discounts associated with volume rebates, of approximately $118,000, and cash discounts of approximately $190,000.

(m)	The reduction in the valuation allowance for the year ended December 31, 2004 resulted from the utilization of deferred tax assets.