Form 10-Q
period 2007-03-31
GREENFIELD ONLINE INC
filed 2007-05-10
CIK 1108906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of May 4, 2007, there were 25,597,211 shares of Common Stock outstanding.
GREENFIELD ONLINE, INC.

FORM 10-Q

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,071	$20,873
Investments in marketable securities	21,851	16,167
Accounts receivable trade, net (net of allowances of $1,691 and $1,875 at March 31, 2007 and December 31, 2006, respectively)	22,605	23,485
Prepaid expenses and other current assets	1,747	1,550
Deferred tax assets, current	2,919	4,905

Total current assets	70,193	66,980
Property and equipment, net	6,323	6,447
Other intangible assets, net	16,653	17,644
Goodwill	70,481	70,149
Deferred tax assets, long-term	19,896	17,740
Security deposits and other long-term assets	863	884

Total assets	$184,409	$179,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,862	$4,283
Accrued expenses and other current liabilities	14,451	15,141
Income taxes payable	7,285	6,765
Current portion of capital lease obligations	19	25
Deferred revenue	332	440

Total current liabilities	25,949	26,654
Capital lease obligations, long-term	18	22
Deferred tax liabilities, long-term	3,287	3,457
Income taxes payable, long-term	1,594	—
Other long-term liabilities	89	90

Total liabilities	30,937	30,223

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,597,124 and 25,490,221 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	292,096	290,459
Accumulated deficit	(134,447)	(136,176)
Accumulated other comprehensive loss	(4,049)	(4,534)
Treasury stock, at cost Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	153,472	149,621

Total liabilities and stockholders’ equity	$184,409	$179,844

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$27,469	$21,532
Cost of revenues	7,139	5,548

Gross profit	20,330	15,984

Operating expenses:
Selling, general and administrative	12,980	9,535
Panel acquisition	1,048	1,706
Depreciation and amortization	2,153	2,316
Research and development	1,132	941
Restructuring charges	—	168

Total operating expenses	17,313	14,666

Operating income	3,017	1,318

Other income (expense):
Interest income (expense), net	143	(167)
Other income (expense), net	(23)	52

Total other income (expense), net	120	(115)

Income before income taxes	3,137	1,203
Provision for income taxes	1,178	362

Net income	$1,959	$841

Net income per share available to common stockholders
Basic	$0.08	$0.03

Diluted	$0.07	$0.03

Weighted average shares outstanding:
Basic	25,527	25,310

Diluted	26,461	25,505

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Income
Balance at December 31, 2006	25,490	$3	$290,459	9	$(131)	$(136,176)	$(4,534)	$149,621

Three months ended March 31, 2007:
Net income for the period						1,959		1,959	$1,959
Impact of the adoption of FIN 48						(230)		(230)	—
Tax benefit from exercise of stock options			41					41	—
Issuance of shares related to the Employee Stock Purchase Plan	10	—	64					64	—
Exercise of stock options	97	—	631					631	—
Unrealized gain on available-for-sale securities, net of related income tax effects							110	110	110
Translation adjustments, net of related income tax effects							375	375	375

Comprehensive income									$2,444

Stock-based compensation			901					901

Balance at March 31, 2007	25,597	$3	$292,096	9	$(131)	$(134,447)	$(4,049)	$153,472

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,959	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(132)	(237)
Depreciation and amortization	2,941	3,066
Stock based compensation	901	582
Restructuring charges	—	168
Loss on disposal of property and equipment	—	24
Provision for doubtful accounts	65	44
Changes in assets and liabilities, net:
Accounts receivable	858	2,968
Deferred project costs	(91)	194
Other current assets	(21)	(223)
Security deposits	26	477
Other long-term assets	—	(39)
Accounts payable	(421)	(536)
Accrued expenses and other current liabilities	(619)	(1,337)
Payments of management change accrual	(108)	(103)
Payments of restructuring charges	—	(243)
Income taxes payable	1,124	(435)
Deferred project revenues	(108)	(201)

Net cash provided by operating activities	6,374	5,010

Cash flows from investing activities:
Purchases of marketable securities	(5,223)	—
Proceeds from sale of property and equipment	—	2
Additions to property and equipment and intangibles	(1,709)	(762)

Net cash used in investing activities	(6,932)	(760)

Cash flows from financing activities:
Decrease in other long-term liabilities	(1)	(26)
Proceeds of options exercised	625	35
Proceeds of employee stock purchase plan	38	31
Excess tax deduction on stock option exercises	41	—
Principal payments under capital lease obligations	(9)	(4,283)

Net cash provided by (used in) financing activities	694	(4,243)

Effect of exchange rate changes	62	137

Net increase in cash and cash equivalents	198	144
Cash and cash equivalents at beginning of the period	20,873	20,623

Cash and cash equivalents at end of the period	$21,071	$20,767

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$372
Income taxes	143	1,034
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$—	$263
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of Presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     Segment information. Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping. Both Ciao segments operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Financial information about our reportable segments is included in Note 10.
     Basis of consolidation. The accompanying unaudited consolidated financial statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these financial statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of Significant Accounting Policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 which was filed on March 16, 2007, and have not materially changed, except as updated below.
     Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. SFAS 123(R) superseded our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. We estimate the grant date fair value of an option award using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). Prior to the adoption of SFAS 123(R), we accounted for share-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method we recognized share-based compensation expense related to stock options granted to our employees and directors to the extent the exercise price of such stock options granted prior to our initial public offering was less than the fair value of the underlying stock on the date of grant.
     Share-based compensation expense recognized during the three months ended March 31, 2007 and 2006 was $901,000 and $582,000, respectively, and is related to our stock option awards and our 2004 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Share-based compensation expense is recognized in our consolidated financial statements as expense over the requisite service periods based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates, and will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates. Share-based compensation expense recognized in our consolidated statements of income for the three months ended March 31, 2007 and 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statements of income for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Prior to the adoption of SFAS 123(R), we accounted for forfeitures as they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. See “Note 9 — Stock-Based Compensation.”
     Panelist Incentives. Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which has been generally one year. In February 2006, we lowered the expiration threshold from one year to six months. In our North American Internet survey solutions segment, we accrue incentives as incurred, and reverse expirations to the statements of income as the expirations occur. In our Ciao Internet survey solutions segment, accrued incentives are recorded net of estimated expirations. For the three months ended March 31, 2007 and 2006, we reversed a portion of the panelist incentives accrual by the amounts of $513,000 and $776,000, respectively, to record the expirations of the incentives. Unclaimed incentives represented approximately 22% and 37% of total incentives accrued for the three months ended March 31, 2007 and 2006, respectively.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the three months ended March 31, 2007, no single client accounted for more than 10% of our consolidated net revenues. One client, GfK-AG (“GfK”), operating through six separate customers, accounted for approximately 10% of our North American Internet survey solutions third-party segment revenues. Two clients, Taylor Nelson Sofres, Plc (“TNS”), operating through 17 separate customers, and Buckingham Research Associates accounted for approximately 12% and 11%, respectively of our Ciao Internet survey solutions third-party segment revenues. Two clients, Google, Inc. and eBay, Inc., accounted for approximately 23% and 21%, respectively, of our Ciao comparison shopping segment revenues.
     Accounts Receivable Allowances. Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. During the three months ended March 31, 2007 and 2006, we recorded provisions for doubtful accounts and customer credits of $472,000 and $329,000, respectively.
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
     Certain of these acquisitions resulted in the allocation of a portion of the purchase price to goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. Our reporting units are our operating segments as these represent the lowest level for which discrete financial information is prepared and reviewed by management. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and any resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. We elected to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. As of October 31, 2006, our annual impairment test date, we determined that we did not have an impairment of goodwill as the fair value exceeded our carrying value. Additionally, no indicators of impairment were identified during the three months ended March 31, 2007.
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

Note 3 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 733,000 and 2.7 million for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,527	25,310
Dilutive effect of stock option grants and the employee stock purchase plan	934	195

Diluted number of common and potential common shares outstanding	26,461	25,505

Note 4 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items, that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Cumulative translation adjustment	$(4,324)	$(4,699)
Unrealized gain on available-for-sale securities, net of deferred taxes of $190 and $114 at March 31, 2007 and December 31, 2006, respectively	275	165

Total accumulated other comprehensive loss	$(4,049)	$(4,534)

Note 5 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Prepaid maintenance and license contracts	$283	$273
Prepaid expenses	647	387
Prepaid insurance	322	461
Deferred project costs	189	97
Prepaid and refundable taxes	125	168
Other	181	164

Total prepaid expenses and other current assets	$1,747	$1,550

Note 6 — Property and Equipment, net:
     Property and equipment, net consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	Estimated
	Useful		March 31,	December 31,
	Life-Years		2007	2006
Computer and data processing equipment	2 – 4		$14,729	$14,070
Leasehold improvements	2 – 5	*	1,971	1,872
Furniture and fixtures	7-8		2,603	2,595
Telephone systems	4-5		1,121	1,121
Automobile(s)	4		43	43

			20,467	19,701
Less: Accumulated depreciation			(14,144)	(13,254)

Property and equipment, net			$6,323	$6,447

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $874,000 and $1.4 million for the three months ended March 31, 2007 and 2006, respectively, including amounts recorded under capital leases. Disposals of property and equipment were immaterial for all periods presented.
     In March 2006, we repaid all of our capital lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease as of March 31, 2007 are the result of the remaining obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005.
     Included in property and equipment above are assets acquired under capital leases, which are summarized below at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Computer and data processing equipment	$50	$50
Less: Accumulated depreciation	(43)	(38)

Assets under capital leases, net	$7	$12

Note 7 — Goodwill and Other Intangible Assets:
     Goodwill
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We allocated the goodwill previously reported in our European segment to the Ciao Internet survey solutions segment and the Ciao comparison shopping segment based on an independent fair value review as of December 31, 2005. In accordance with the provisions of SFAS 142, we conducted our annual review as of October 31, 2006. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate for our market research segments and 17.0% discount rate for our comparison shopping segment, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that the fair value of goodwill exceeded the carrying value and therefore, goodwill was not impaired for the year ended December 31, 2006. As of March 31, 2007, we are not aware of any circumstances that would indicate an impairment may exist.

     The following table summarizes the changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2007 (in thousands):

		Europe
		Ciao Internet	Ciao
		Survey	Comparison
Goodwill	North America	Solutions	Shopping	Total
Balance as of December 31, 2006	$31,153	$9,450	$29,546	$70,149
Goodwill adjustment*	—	(59)	—	(59)
Foreign currency translation adjustment	—	94	297	391

Balance as of March 31,2007	$31,153	$9,485	$29,843	$70,481

*	Goodwill associated with the Ciao acquisition has been adjusted by $59,000 to reflect an increase in our foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.
     Other Intangible Assets
     Other intangible assets consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

		As of March 31, 2007			As of December 31, 2006
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$6,517	$2,777	$3,740	$5,521	$2,117	$3,404
Other software acquired	0.42	159	159	—	159	159	—
Panel members	3-4	6,833	3,850	2,983	6,819	3,399	3,420
Backlog	0.25	—	—	—	447	447	—
Affiliate network	3	347	246	101	347	217	130
Customer relationships	5	7,760	3,166	4,594	7,694	2,761	4,933
Non-competition agreements	2.75-3	2,598	1,887	711	2,578	1,652	926
Domain names and service marks	5-10	7,310	2,786	4,524	7,242	2,411	4,831

Other intangible assets, net		$31,524	$14,871	$16,653	$30,807	$13,163	$17,644

     We have capitalized costs associated with the development and management of our panelist database and internal use software. During the three months ended March 31, 2007 and 2006, we capitalized to internal use software approximately $1.0 million and $0.4 million, respectively.
     Amortization of internal use software amounted to $654,000 and $306,000 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, $344,000 is included in cost of revenues and $310,000 is included in depreciation and amortization in the consolidated statements of income. For the three months ended March 31, 2006, $278,000 is included in cost of revenues and $28,000 is included in depreciation and amortization in the consolidated statements of income.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.4 million for each of the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007, $443,000 is included in panel acquisition, and $970,000 is included in depreciation and amortization in the consolidated statements of income. For the three months ended March 31, 2006, $472,000 is included as panel asset amortization, and $900,000 is included in depreciation and amortization in the consolidated statements of income. During 2007, we wrote off acquired backlog with a net book value of zero and a cost of $447,000 as this acquired backlog has been fully amortized.
     The weighted average remaining life for intangible assets at March 31, 2007 was approximately 2.2 years and amortization expense for the three months ended March 31, 2007 was $2.1 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining nine months ended December 31, 2007	$6,253
2008	$6,068
2009	$3,284
2010	$849
2011	$52
2012	$52
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Accrued payroll, bonus and commissions	$3,922	$4,710
Panelist incentives	5,126	4,905
Accrued panel costs	83	212
Accrued management change costs	211	319
Non-income tax accruals	1,279	1,387
Software license liability	249	332
Accrued audit and tax costs	363	717
Outside sample accruals	872	643
Real-Time Sampling accruals	308	187
Other	2,038	1,729

Total accrued expenses and other current liabilities	$14,451	$15,141

     For the three months ended March 31, 2007 and 2006, we reversed a portion of the panelist incentives accrual by the amounts of $513,000 and $776,000, respectively, to record the expirations of the incentives.
Note 9 — Stock-Based Compensation:
     We maintain the following share-based compensation plans: the 2004 Employee Stock Purchase Plan, the 1999 Stock Option Plan and the 2004 Equity Incentive Plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 Stock Option Plan or the 2004 Equity Incentive Plan, which grant is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $901,000 and $582,000 for the three months ended March 31, 2007 and 2006, respectively. The related income tax benefit recognized in the income statement for share-based compensation expense was approximately $351,000 and $206,000 for the three months ended March 31, 2007 and 2006, respectively.
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

     Unless otherwise determined by the plan administrator (our board of directors or an authorized committee thereof), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the three months ended March 31, 2007, 10,247 shares of common stock were purchased for the offering period of July 1, 2006 through December 31, 2006 in accordance with the Stock Purchase Plan. As of March 31, 2007, there were 203,232 shares available for issuance pursuant to the Stock Purchase Plan.
     Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $14,000 and $13,000 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 $1,000 is included in cost of revenues, $1,000 is included in research and development expenses and $12,000 is included in selling, general and administrative expenses in the consolidated statements of income. For the three months ended March 31, 2006 $13,000 is included in selling, general and administrative expenses in the consolidated statements of income.
Stock Options
1999 Stock Option Plan
     We maintain a stock option plan that enables our key employees, directors and consultants to purchase shares of our common stock (the “1999 Plan”). We have granted options to purchase our common stock based upon valuations determined by the board of directors, which is generally equal to the fair market value of our common stock on the date of grant. Options under the 1999 Plan generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares.
     On September 12, 2003, we amended the 1999 Plan to increase the number of shares of common stock available thereunder by 657,147 shares, from 329,897 to 987,044. As of December 31, 2006, options to purchase 379,805 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of March 31, 2007, options to purchase 348,149 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan.
2004 Equity Incentive Plan
     Our board of directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”) on April 1, 2004 and our stockholders approved it on April 1, 2004. The 2004 Equity Plan became effective upon the completion of our initial public offering in July 2004. Unless sooner terminated by the board of directors, the 2004 Equity Plan will terminate on March 31, 2014, the day before the tenth anniversary of the date that the plan was adopted by our board of directors. The 2004 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock bonuses, restricted stock awards, and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants. Equity incentives are generally granted at the fair market value on the date of grant and generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire between 7 and 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares. Options outstanding under the 1999 Plan, which are cancelled, forfeited or otherwise become available for re-grant under the 1999 Plan before the expiration of the 1999 Plan, become available for granting under the 2004 Equity Incentive Plan and are no longer available for grant under the 1999 Plan.

     On May 10, 2005, the 2004 Equity Plan was amended to increase, by 2,500,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted thereunder is 3,285,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled, expire or otherwise become available for re-grant in accordance with the provisions of the 1999 Plan prior to the expiration of the 1999 Plan, but in no event will the aggregate number of such shares exceed 4,272,758. As of December 31, 2006, options to purchase 3,087,792 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 429,993 shares of common stock were available for future grants under the 2004 Equity Plan. As of March 31, 2007, options to purchase 3,051,070 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 401,715 shares of common stock were available for future grants under the 2004 Equity Plan.
2005 Inducement Options
     Pursuant to an employment agreement between us and our new president and chief executive officer, Albert Angrisani, dated September 28, 2005, we agreed to grant Mr. Angrisani non-qualified stock options to purchase 675,000 shares of our common stock (“2005 Inducement Options”) as follows: 300,000 options on October 31, 2005; 187,500 options on November 30, 2005; and 187,500 options on January 3, 2006. The 2005 Inducement Options granted on October 31, 2005, November 30, 2005 and January 3, 2006 vest ratably over 35, 34, and 33 months, respectively, with the final month of vesting including any fractional share balance. The 2005 Inducement Options were granted with exercise prices equal to the closing sale price for our common stock on the date of grant, with a term of seven years. The 2005 Inducement Options were granted outside of the terms of any of our existing equity incentive plans and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).
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
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows after the effective date and in periods when we realize excess income tax benefits. During the three months ended March 31, 2007, we recognized $41,000 in excess income tax benefits from exercised options on the unaudited consolidated statements of cash flows. During the three months ended March 31, 2006, we did not have any excess income tax benefits from exercised options.
     For the three months ended March 31, 2007 and 2006, the adoption of SFAS 123(R) resulted in pre-tax share-based compensation expense in the amount of approximately $887,000 and $569,000, respectively, related to our stock option plans, including the 2005 Inducement Options, and $14,000 and $13,000, respectively, related to our Stock Purchase Plan.

     We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated financial statements for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
Stock-based compensation included in:	2007	2006
Cost of revenues	$114	$57
Research and development expenses	26	6
Selling, general and administrative expenses	761	519

Pre-tax stock-based compensation expense	901	582
Income tax benefit	(351)	(206)

Net stock based compensation expense	$550	$376

     The following table summarizes information concerning our stock option activity for the three months ended March 31, 2007:

	1999 Plan		2004 Equity Plan		2005 Inducement Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Price Per	Number of	Price Per	Number of	Price Per
	Shares	Share	Shares	Share	Shares	Share
Outstanding at December 31, 2006	379,805	$7.15	3,087,792	$10.34	675,000	$5.29

Granted *	—	$—	65,000	$14.00	—	$—

Canceled	(240)	$168.84	(36,482)	$14.64	—	$—
Exercised **	(31,416)	$2.65	(65,240)	$8.38	—	$—

Outstanding at March 31, 2007	348,149	$7.44	3,051,070	$10.41	675,000	$5.29

Exercisable at March 31, 2007	294,572	$8.31	1,735,628	$12.31	319,165	$5.28

Available for future option grants at March 31, 2007	23,054		401,715		—

*	The weighted average fair value at date of grant was $6.77 during the three months ended March 31, 2007.

**	The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $859,000.
     The fair value of shares vested during the three months ended March 31, 2007 was $99,000, $1.1 million and $161,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.
     Cash received from exercises under all stock-based compensation arrangements for the three months ended March 31, 2007 was approximately $661,000. We recognized windfall tax benefits of approximately $41,000 for the tax deductions resulting from option exercises during the three months ended March 31, 2007. We did not realize any windfall tax benefits for the tax deductions resulting from option exercises during the three months ended March 31, 2006. We issue new shares upon exercise of options granted under stock-based compensation arrangements.
     The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2007 under both the 1999 Plan and the 2004 Equity Plan and also includes the 2005 Inducement Options:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	(000’s)		Weighted	(000’s)
	Number of	Average	Average	Aggregate	Number of	Average	Aggregate
	Outstanding	Remaining	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Plan name	Options	Contractual Life	Price	Value	Options	Price	Value
1999 Plan	348,149	5.9 years	$7.44	$3,732	294,572	$8.31	$3,023

2004 Equity Plan	3,051,070	6.0 years	$10.41	$16,812	1,735,628	$12.31	$6,292

2005 Inducement Options	675,000	5.7 years	$5.29	$7,165	319,165	$5.28	$3,390

Combined	4,074,219	5.9 years	$9.31	$27,709	2,349,365	$10.86	$12,705

     The weighted average remaining contractual life on March 31, 2007 for exercisable options was 5.8 years, 5.7 years, 5.7 years and 5.7 years, respectively, for the 1999 Plan, the 2004 Equity Plan, the 2005 Inducement Options and the combined options.
     The following tables illustrate the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
			2005
			Inducement
	Combined	2004 Equity Plan	Options
Risk-free interest rate	4.77%	4.77%	—
Weighted average expected life (years)	4.66	4.66	—
Volatility factor	51.10%	51.10%	—
Expected dividend yield	—	—	—
Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual monthly historical changes in the market value of our stock since our initial public offering on July 16, 2004, and implied volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 54%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.
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
     As of March 31, 2007, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.24 years.

Note 10 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, and Ciao comparison shopping. Both Ciao segments operate in Europe and the rest of the world through Ciao and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.
     The tables below present information about reported segments for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended
	March 31,
	2007	2006
Gross segment revenues: *
North American Internet survey solutions
Third-party revenues	$15,454	$13,571
Inter-segment revenues	133	244

Gross segment revenues	$15,587	$13,815

Ciao Internet survey solutions
Third-party revenues	$5,255	$4,554
Inter-segment revenues	1,486	1,191

Gross segment revenues	$6,741	$5,745

Net revenues:
North American Internet survey solutions	$15,587	$13,815
Ciao Internet survey solutions	6,741	5,745
Ciao comparison shopping	6,760	3,407
Elimination of inter-segment revenues	(1,619)	(1,435)

Total net revenues	$27,469	$21,532

	Three Months Ended
	March 31,
	2007	2006
Segment operating income (as defined above):
North American Internet survey solutions	$2,839	$3,016
Ciao Internet survey solutions	1,863	1,766
Ciao comparison shopping	3,983	1,650

Segment operating income	8,685	6,432
Depreciation and amortization	(2,941)	(3,066)
Stock-based compensation	(901)	(582)
Restructuring charges	—	(168)
Corporate	(1,826)	(1,298)

Total operating income	3,017	1,318
Interest income (expense), net	143	(167)
Currency exchange gain (loss), net	(23)	52

Income before income taxes	$3,137	$1,203

*	The Ciao comparison shopping segment has no inter-segment revenues, and as a result, gross segment revenues is equal to net segment revenues, and is not presented under gross segment revenues.
Note 11 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Income (loss) before income taxes:
Domestic	$(401)	$(228)
Foreign	3,538	1,431

	$3,137	$1,203

Provision for income taxes:
Currently payable:
Federal	$29	$77
State	52	87
Foreign	1,229	435

Total current income tax provision	1,310	599

Deferred income tax provision (benefit):
Federal	(554)	(349)
State	14	67
Foreign	408	45

Total deferred income tax (benefit)	(132)	(237)

Total income tax provision	$1,178	$362

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$15,983	$16,265
Stock-based compensation	4,767	4,581
Capitalized panel costs	505	449
Intangible assets acquired	(4,949)	(5,157)
Foreign exchange	(1,243)	(875)
Fixed assets	1,382	1,281
Federal and state tax credits	2,240	2,256
Other deferred tax assets	985	589

Net deferred tax assets	19,670	19,389

	March 31,	December 31,
	2007	2006
Valuation allowance	(142)	(201)

Total net deferred tax assets	$19,528	$19,188

     At March 31, 2007 and December 31, 2006, net operating loss carryforwards (“NOLs”) of $41.4 million are available in the future to reduce future income taxes. Of these amounts, $31.2 million ($30.1 million at December 31, 2006) relates to domestic NOLs and $10.2 million ($11.3 million at December 31, 2006) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of March 31, 2007, $0.7 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $0.3 million will be credited against APIC. At March 31, 2007 and December 31, 2006, foreign tax credits of approximately $1.6 million are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at March 31, 2007 and December 31, 2006 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that the Company can utilize to offset future taxable income. The utilization of our domestic NOLs was not impacted by this limitation for the year ended December 31, 2006, and we do not anticipate that the year ending December 31, 2007 will be impacted by this limitation.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of March 31, 2007, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of March 31, 2007, a valuation allowance of approximately $0.2 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses generated from our recently established Ciao Australia operation. We do not believe that these deferred tax assets are more likely than not to be realized. If this valuation allowance is released in future periods, we expect $0.1 million to be released as a reduction to goodwill generated from the Ciao acquisition.
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we recognized an increase of approximately $230,000 in the liability for unrecognized tax benefits as of January 1, 2007. This additional liability resulted in an increase to the Accumulated deficit of approximately $230,000, a decrease to long-term deferred tax assets of approximately $325,000 and a decrease to long-term income taxes payable of approximately $95,000 as of January 1, 2007.
     As of January 1, 2007, our unrecognized tax benefits were $1.0 million. The amount that would impact the effective tax rate, if recognized, is $0.7 million.
     We recognize accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of January 1, 2007, approximately $9,000 in interest and penalties had been recorded as a liability.
     It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on our results of operations or the financial position.
     The majority of our operations reside in the United States and Germany. As of January 1, 2007, the U.S. Federal and state statutes of limitations remains open for the years ended December 31, 1999 and forward due to our net operating loss carryforward position. However, the Internal Revenue Service completed its examination of our 2004 Federal income tax return in June 2006 and did not report any changes to the tax return as originally filed by us. In Germany, tax years subsequent to December 31, 2003 are still subject to examination.
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
Note 13 – Management Change:
     On September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 and $433,000 during 2005 and 2006, respectively and the remaining liability at December 31, 2006 was $319,000. Additionally, we made payments of $108,000 during 2007 and the remaining liability at March 31, 2007 was $211,000, which is expected to be paid by September 30, 2007.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in this Quarterly Report on Form 10-Q. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to our critical accounting policies during the three months ended March 31, 2007, except as noted below.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements included herein for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.
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
     The fair value of stock options under SFAS 123(R) was determined using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for stock options in our pro forma footnote disclosure required under SFAS 123. The estimation of the fair value of share-based awards, and those ultimately expected to vest, require judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the statements of income in the period such estimates are revised. We consider many factors in the computation of fair values and estimating future expected forfeitures. Actual amounts may differ substantially from these estimates.
     SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under previous literature. This requirement reduces net operating cash flows and increases net financing cash flows after the effective date and in periods when we realize excess income tax benefits. During the three months ended March 31, 2007, we recognized $41,000 in excess income tax benefits from exercised options on the unaudited consolidated statements of cash flows. During the three months ended March 31, 2006, we did not have any excess income tax benefits from exercised options.
     Translation of foreign currencies. We established subsidiaries and began operations outside the United States during the year ended December 31, 2003. Except for the entities acquired in connection with the acquisition of Ciao on April 6, 2005, the functional currency of these foreign subsidiaries is the U.S. Dollar. All current assets and liabilities of these foreign subsidiaries are translated at the period end (current) exchange rates and components of revenue and expense are translated at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in Other income and expense in the consolidated statements of income and are considered immaterial for each of the periods presented. Subsequent to April 6, 2005, the functional currency for the entities acquired in the Ciao acquisition is their respective local currency, primarily the Euro. Assets and liabilities for the entities acquired in the Ciao acquisition are translated at period end (current) exchange rates, and components of revenue and expense are translated at the average exchange rates for the applicable period. These translation adjustments are included in Accumulated other comprehensive loss in the consolidated balance sheets.

Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended March 31,
	2007	%	2006	%
		($ in thousands)
Net revenues	$27,469	100.0%	$21,532	100.0%
Cost of revenues	7,139	26.0	5,548	25.8

Gross profit	20,330	74.0	15,984	74.2

Operating expenses:
Selling, general and administrative	12,980	47.3	9,535	44.3
Panel acquisition	1,048	3.8	1,706	7.9
Depreciation and amortization	2,153	7.8	2,316	10.7
Research and development	1,132	4.1	941	4.4
Restructuring charges	—	0.0	168	0.8

Total operating expenses	17,313	63.0	14,666	68.1

Operating income	3,017	11.0	1,318	6.1

Other income (expense):
Interest income (expense), net	143	0.5	(167)	(0.8)
Other income (expense), net	(23)	(0.1)	52	0.2

Total other income (expense), net	120	0.4	(115)	(0.6)

Income before income taxes	3,137	11.4	1,203	5.6

Provision for income taxes	1,178	4.3	362	1.7

Net income	$1,959	7.1%	$841	3.9%

     Net Revenues. Net revenues for the three months ended March 31, 2007 were $27.5 million, compared to $21.5 million for the three months ended March 31, 2006, an increase of $6.0 million, or 27.6%. Fluctuations in currency rates increased net revenues by approximately $1.1 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $4.9 million. Net revenues increased primarily as a result of our comparison shopping business, which accounted for approximately $2.8 million and to a lesser extent to our North American Internet survey solutions segment, which accounted for approximately $1.9 million, and our Ciao Internet survey solutions segment, which accounted for approximately $0.2 million.
     Net revenues at our comparison shopping business increased as a result of increased traffic visitation by unique visitors, improved site content, expanded product catalogues, increased merchant relationships, improved product search capabilities as well as growth in the core e-Commerce markets in Europe.
     Net revenues at our Internet survey solutions segments increased as a result of improvement in survey respondent supply via our panel, our Real-Time Sampling™ capability and our outside sample suppliers, in conjunction with a significant investment in our selling, marketing and business development team in North America as well as at the Ciao Internet survey solutions team in Europe. Furthermore, improvement in quality, contributed to our overall revenue growth.
     Gross Profit. Gross profit for the three months ended March 31, 2007 was $20.3 million, compared to $16.0 million for the three months ended March 31, 2006, an increase of $4.3 million, or 27.2%. Gross profit for the three months ended March 31, 2007 was 74.0% of net revenues, compared to 74.2% for the three months ended March 31, 2006. Fluctuations in currency rates increased gross profit by approximately $0.9 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $3.4 million. Gross profit increased primarily due to the additional revenues described above, offset slightly as a result of higher costs associated with filling surveys through our Real-Time Sampling capability, outside sample costs and higher incentive costs.

     We expect gross profit to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our overall margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure in the Internet survey solutions segment.
     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 were $12.9 million, compared to $9.5 million for the prior year, an increase of $3.4 million, or 36.1%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.4 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $3.0 million. Selling, general and administrative expenses increased primarily as a result of increased compensation costs of approximately $1.0 million, comparison shopping advertising of approximately $0.4 million, costs associated with the bifurcation of the European businesses of approximately $0.3 million, public company costs of approximately $0.3 million and additional Stock-based compensation of approximately $0.2 million.
     Selling expenses increased by approximately $0.9 million, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.
     Marketing and promotion costs increased approximately $0.4 million for the three months ended March 31, 2007, primarily related to advertising and marketing programs associated with to our comparison shopping business.
     General and administrative expenses increased approximately $1.7 million, primarily as a result of higher personnel costs, consulting fees, facilities costs, and costs incurred in the first quarter of 2007 in connection with the bifurcation of our European business into separate legal and operating entities.
     Personnel costs associated with general and administrative expenses increased approximately $0.9 million for the three months ended March 31, 2007, primarily as a result of the following:
     i) an increase in incentive compensation accruals for G&A employees and senior management, related to our improved performance in 2007 over 2006;
     ii) costs incurred in connection with the bifurcation of our European businesses, primarily travel, food and lodging costs;
     iii) further investment in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe; and
     iv) increased stock-based compensation expense in accordance with SFAS 123(R).
     General and administrative expenses, excluding personnel costs, increased approximately $0.7 million for the three months ended March 31, 2007 primarily as a result of costs associated with the bifurcation of our European businesses, including fees associated with assistance from outside experts in the areas of European tax and corporate law and accounting and finance as well as higher consulting costs, public company expenses, and facility costs.
     Selling, general and administrative expenses as a percentage of net revenues increased to 47.3% for the three months ended March 31, 2007 from 44.3% of net revenues for the three months ended March 31, 2006. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the year.
     Panel Acquisition. Panel acquisition expenses were $1.1 million for the three months ended March 31, 2007, compared to $1.7 million for the three months ended March 31, 2006, a decrease of $0.6 million, or 38.6%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.

     Panel acquisition expenses were 3.8% of net revenues for the three months ended March 31, 2007 and 7.9% for the three months ended March 31, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our need for panelists, as we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we replenish panelist attrition we experience in the normal course of business.
     Depreciation and Amortization. Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition expenses) for the three months ended March 31, 2007 were $2.1 million, compared to $2.3 million for the three months ended March 31, 2006, a decrease of $0.2 million, or 7.0%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.1 million. Excluding the effects of currency rate fluctuations, depreciation and amortization expenses would have decreased by approximately $0.3 million. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain of the amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets become fully amortized. This decline was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate to:
i)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

ii)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and,

iii)	ongoing improvements and software re-engineering in our comparison shopping segment’s operating systems.
     In the near-term, we expect acquisition-related amortization to continue to decline, but to be offset by increased depreciation and amortization related to the internal use software development and expanding infrastructure needed to support growth in our comparison shopping and Internet survey solutions segments.
     Research and Development. Research and development expenses for the three months ended March 31, 2007 were $1.1 million, compared to $0.9 million for the three months ended March 31, 2006, an increase of $0.2 million, or 20.3%. Research and development expenses increased as a result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. During the three months ended March 31, 2006, we included pre-tax restructuring expenses of approximately $0.2 million associated with office closings and personnel employment termination. We have completed the restructuring activities under this plan and these restructuring expenses associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources.
     Interest Income (Expense), Net. Net interest income for the three months ended March 31, 2007 was $0.1 million, compared to net interest expense of $0.2 million for the three months ended March 31, 2006, an increase in net interest income of $0.3 million. We have continued to increase our excess cash position and have continued to invest our excess cash, including increased investments in marketable securities, which resulted in additional interest income. In addition, during the three months ended March 31, 2006, we incurred interest expense associated with capital lease obligations with Somerset Capital. In March 2006, we paid off the balance of the capital lease obligations with Somerset Capital.
     Other Income (Expense), Net. Other expense increased by approximately $0.1 million for the three months ended March 31, 2007 when compared to the same period in the prior year. Other expense relates primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     Provision for Income Taxes. We recorded an income tax provision for the three months ended March 31, 2007 of $1.2 million, compared to $0.4 million for the three months ended March 31, 2006. Our effective tax rate was 37.6% and 30.1% for the three months ended March 31, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.
     We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a tax valuation allowance on a quarterly basis based on all available information. As of March 31, 2007, and as a result of this assessment, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. As of March 31, 2007, a valuation allowance of approximately $0.2 million has been recorded against certain foreign deferred tax assets that primarily relate to net operating losses generated from our recently established Ciao Australia operation. We do not believe that these deferred tax assets are more likely than not to be realized.
     In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic net operating loss carryforwards (“NOLs”) that we can utilize to offset future taxable income. For the year ended December 31, 2006, the utilization of our domestic NOLs was not impacted by this limitation, and we do not anticipate that the year ending December 31, 2007 will be impacted by this limitation.
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted FIN 48 on January 1, 2007 and recognized an increase of approximately $230,000 in the liability for unrecognized tax benefits. This additional liability resulted in an increase to the Accumulated deficit of approximately $230,000, a decrease to long-term deferred tax assets of approximately $325,000 and a decrease to long-term income taxes payable of approximately $95,000 as of January 1, 2007.
     Net Income. Our net income for the three months ended March 31, 2007 was $2.0 million, compared to $0.8 million for the three months ended March 31, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, slightly offset by a higher income tax provision. Net income available to common stockholders for the three months ended March 31, 2007 was $0.08 per share for basic and $0.07 per share for diluted, as compared to $0.03 per share for basic and diluted for the three months ended March 31, 2006.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented.

	Three Months Ended March 31,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$15,587	100.0%	$13,815	100.0%
Segment operating income	2,839	18.2	3,016	21.8

     Gross Segment revenues. Gross segment revenues for the three months ended March 31, 2007 were $15.6 million, compared to $13.8 million for the three months ended March 31, 2006, an increase of $1.8 million, or 12.8%. Gross segment revenues increased primarily as a result of the following:
i)	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

ii)	a significant investment in the selling, marketing and business development team in North America; and

iii)	improved product quality.
     Segment Operating Income. Segment operating income for the three months ended March 31, 2007 was $2.8 million, compared to $3.0 million for the three months ended March 31, 2006, a decrease of $0.2 million or 5.9%. Segment operating income declined primarily as a result a significant investment in our selling, marketing and business development teams. This investment was partially offset by increased our revenues and corresponding gross profit on the additional revenues.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented.

	Three Months Ended March 31,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$6,741	100.0%	$5,745	100.0%
Segment operating income	1,863	27.6	1,766	30.7
     Gross Segment Revenues. Gross segment revenues for the three months ended March 31, 2007 were $6.7 million, compared to $5.7 million for the three months ended March 31, 2006, an increase of $1.0 million or 17.3%. Fluctuations in currency rates increased net revenues by approximately $0.6 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $0.4 million, which was primarily due to the extension of the client base in Europe and to data supplied to our North American Internet survey solutions segment for European sourced data.
     Segment Operating Income. Segment operating income for the three months ended March 31, 2007 was $1.9 million, compared to $1.8 million for the three months ended March 31, 2006, an increase of $0.1 million or 5.5%. Segment operating income increased slightly over the same period in the prior year due primarily to the effects of currency rate fluctuations. Segment operating income decreased as a percentage of net revenues due primarily to increased project personnel and incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented.

	Three Months Ended March 31,
	2007	%	2006	%
	($ in thousands)
Net revenues	$6,760	100.0%	$3,407	100.0%
Segment operating income	3,983	58.9	1,650	48.4

     Net Revenues. Net revenues for the three months ended March 31, 2007 were $6.8 million, compared to $3.4 million for the three months ended March 31, 2006, an increase of $3.4 million or 98.4%. Fluctuations in currency rates increased net revenues by approximately $0.6 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $2.8 million. Net revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe.
     Segment Operating Income. Segment operating income for the three months ended March 31, 2007 was $4.0 million, compared to $1.7 million for the three months ended March 31, 2006, an increase of $2.3 million or 141.4%. Fluctuations in currency rates increased segment operating income by approximately $0.3 million. Excluding the effects of currency rate fluctuations, segment operating income would have increased by approximately $2.0 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment.
Liquidity and Capital Resources
     The following table summarizes our cash flows, and cash, cash equivalents and short-term investments as of and for the three months ended March 31, 2007 and 2006:

	As of and for the
	Three Months Ended March 31,
	2007	2006	Change
	($ in thousands)
Net cash provided by operating activities	$6,374	$5,010	$1,364
Net cash used in investing activities	(6,932)	(760)	(6,172)
Net cash provided by (used in) financing activities	694	(4,243)	4,937
Effect of exchange rate changes on cash and cash equivalents	62	137	(75)

Increase in cash and cash equivalents	198	144	54
Cash and cash equivalents at beginning of period	20,873	20,623	250

Cash and cash equivalents at end of period	21,071	20,767	304
Short-term investments in marketable securities	21,851	—	21,851

Total cash, cash equivalents and short-term investments	$42,922	$20,767	$22,155

     Net cash provided by operating activities for the three months ended March 31, 2007 was $6.4 million, compared to $5.0 million for the three months ended March 31, 2006. The increase in cash flow from operating activities was primarily attributable to our increased profitability as well as a nominal increase in cash flows from improved working capital.
     Net cash used in investing activities was $6.9 million for the three months ended March 31, 2007 compared to $0.8 million for the three months ended March 31, 2006. The increase in cash used by investing activities was primarily due to additional investments in marketable securities of our excess cash and higher capital expenditures in the current year period.
     Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2007 compared to net cash used in financing activities of $4.2 million for the three months ended March 31, 2006. The increase in net cash provided by financing activities was primarily due to the pay-off of our capital lease obligations in the prior year period and the increased proceeds from stock option exercises in the current year period.
     Our working capital at March 31, 2007 was $44.2 million, compared to $40.3 million at December 31, 2006, an increase of $3.9 million. The increase in working capital was primarily due to our profitability for the three months ended March 31, 2007 and our resulting increased cash balances as we paid off our capital lease obligations in the prior year period.
     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that our follow-on public offering in December 2004, triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the three months ended March 31, 2007, the utilization of our domestic NOLs was not impacted by this limitation and we do not anticipate that there will be an impact for the year ending December 31, 2007.
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
     At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the three months ended March 31, 2007, we incurred capital expenditures of $1.7 million, of which $1.1 million and $0.6 million is related to North America and Europe, respectively. For fiscal 2007, we expect capital expenditures to total approximately $7.0 to $7.5 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. In addition, due to the bifurcation of the European business into separate businesses, we anticipate that we will increase our capital expenditures over the near-term as certain redundant systems and platforms may need to be created in order to operate as separate businesses. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. We expect to fund these capital expenditures by cash flow from operations.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended March 31, 2007. The following table summarizes our contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	March 31,						2012 and
	2007	2007 (1)	2008	2009	2010	2011	Thereafter
Contractual obligations:
Capital lease obligations	$37	$16	$14	$7	$—	$—	$—
Non-cancelable operating lease obligations	11,282	2,641	3,289	2,798	1,411	713	430
Management change commitments*	211	211	—	—	—	—	—
Other long-term liabilities	10	5	5	—	—	—	—

Total contractual cash obligations	$11,540	$2,873	$3,308	$2,805	$1,411	$713	$430

(1)	Includes only the remaining nine months of the year ending December 31, 2007.

*	These management change commitments are a result of our management change announced in the third quarter of 2005 as described in Note 13 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report, including, among other things:
•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives;

•	our ability to bring expenses in line with current revenue levels;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our real-time sampling methodology for recruiting survey takers on the Internet;

•	our ability to accurately predict future revenue;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to reaccelerate European sales growth;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	our online business model;

•	demand for our products and services;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibits

Exhibit No.	Description of Exhibits
10.70	Amendment No. 1 to the Employment Agreement between Greenfield Online, Inc., and David St. Pierre, with an effective date of April 23, 2007 (Filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREENFIELD ONLINE, INC.
By:	/s/ Robert E. Bies
Robert E. Bies
Executive Vice President and Chief Financial Officer

Dated: May 10, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.70	Amendment No. 1 to the Employment Agreement between Greenfield Online, Inc., and David St. Pierre, with an effective date of April 23, 2007 (Filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith).

32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (Filed herewith).