Form 10-Q
period 2007-06-30
GREENFIELD ONLINE INC
filed 2007-08-09
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2007, there were 25,936,719 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q

i

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,985	$20,873
Investments in marketable securities	18,934	16,167
Accounts receivable trade, net (net of allowances of $1,574 and $1,875 at June 30, 2007 and December 31, 2006, respectively)	23,382	23,485
Prepaid expenses and other current assets	2,000	1,550
Deferred tax assets, current	1,895	4,905

Total current assets	77,196	66,980
Property and equipment, net	6,586	6,447
Other intangible assets, net	15,995	17,644
Goodwill	70,901	70,149
Deferred tax assets, long-term	21,224	17,740
Security deposits and other long-term assets	817	884

Total assets	$192,719	$179,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,024	$4,283
Accrued expenses and other current liabilities	14,863	15,141
Income taxes payable	9,252	6,765
Current portion of capital lease obligations	13	25
Deferred revenue	622	440

Total current liabilities	28,774	26,654
Capital lease obligations, long-term	15	22
Deferred tax liabilities, long-term	2,883	3,457
Income taxes payable, long-term	1,646	—
Other long-term liabilities	84	90

Total liabilities	33,402	30,223

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 25,865,923 and 25,490,221 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	294,401	290,459
Accumulated deficit	(131,347)	(136,176)
Accumulated other comprehensive loss	(3,609)	(4,534)
Treasury stock, at cost — 9,643 shares	(131)	(131)

Total stockholders’ equity	159,317	149,621

Total liabilities and stockholders’ equity	$192,719	$179,844

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$30,826	$24,453	$58,295	$45,985
Cost of revenues	8,258	5,560	15,397	11,108

Gross profit	22,568	18,893	42,898	34,877

Operating expenses:
Selling, general and administrative	14,208	10,717	27,188	20,252
Panel acquisition	778	1,231	1,826	2,937
Depreciation and amortization	2,168	2,401	4,321	4,717
Research and development	1,004	821	2,136	1,762
Restructuring charges	—	20	—	188

Total operating expenses	18,158	15,190	35,471	29,856

Operating income	4,410	3,703	7,427	5,021

Other income (expense):
Interest income (expense), net	408	85	551	(82)
Other expense, net	(6)	(206)	(29)	(154)

Total other income (expense), net	402	(121)	522	(236)

Income before income taxes	4,812	3,582	7,949	4,785
Provision for income taxes	1,712	1,328	2,890	1,690

Net income	$3,100	$2,254	$5,059	$3,095

Net income per share available to common stockholders:
Basic	$0.12	$0.09	$0.20	$0.12

Diluted	$0.11	$0.09	$0.19	$0.12

Weighted average shares outstanding:
Basic	25,702	25,353	25,615	25,331

Diluted	27,004	25,541	26,886	25,523

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Income
Balance at December 31, 2006	25,490	$3	$290,459	9	$(131)	$(136,176)	$(4,534)	$149,621

Six months ended June 30, 2007:
Net income for the period						5,059		5,059	$5,059
Impact of the adoption of FIN 48						(230)		(230)	—
Tax benefit from exercise of stock options			55					55	—
Issuance of shares related to the Employee Stock Purchase Plan	10	—	64					64	—
Exercise of stock options	366	—	2,180					2,180	—
Unrealized gain on available-for-sale securities, net of related income tax effects							85	85	85
Translation adjustments, net of related income tax effects							840	840	840

Comprehensive income									$5,984

Stock-based compensation			1,643					1,643

Balance at June 30, 2007	25,866	$3	$294,401	9	$(131)	$(131,347)	$(3,609)	$159,317

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,059	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,181)	(619)
Depreciation and amortization	5,931	6,190
Stock based compensation	1,643	1,218
Restructuring charges	—	188
Loss on disposal of property and equipment	—	31
Provision for doubtful accounts	277	52
Changes in assets and liabilities, net:
Accounts receivable	67	(525)
Deferred project costs	(243)	41
Other current assets	(99)	42
Security deposits	174	427
Other long-term assets	(97)	(17)
Accounts payable	(271)	(403)
Accrued expenses and other current liabilities	(280)	(275)
Payments of management change accrual	(219)	(226)
Payments of restructuring charges	—	(459)
Income taxes payable	3,000	1,290
Deferred project revenues	180	23

Net cash provided by operating activities	13,941	10,073

Cash flows from investing activities:
Purchases of marketable securities	(9,279)	—
Sales of marketable securities	6,421	—
Proceeds from sale of property and equipment	1	2
Additions to property and equipment and intangibles	(4,158)	(1,882)

Net cash used in investing activities	(7,015)	(1,880)

Cash flows from financing activities:
Decrease in other long-term liabilities	(12)	(28)
Proceeds of options exercised	2,173	104
Proceeds of employee stock purchase plan	78	61
Excess tax deduction on stock option exercises	55	—
Principal payments under capital lease obligations	(19)	(4,291)

Net cash provided by (used in) financing activities	2,275	(4,154)

Effect of exchange rate changes	911	508

Net increase in cash and cash equivalents	10,112	4,547
Cash and cash equivalents at beginning of the period	20,873	20,623

Cash and cash equivalents at end of the period	$30,985	$25,170

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$372
Income taxes	1,013	1,018
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$—	$263
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of Presentation:
          References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
Segment information. Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which we operate through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which we operate through Ciao GmbH and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Financial information about our reportable segments is included in Note 10.
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
Note 2 — Summary of Significant Accounting Policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 which was filed on March 15, 2007, and have not materially changed.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the six months ended June 30, 2007, no single client accounted for more than 10% of our consolidated net revenues, or our North American Internet survey solutions third-party segment revenues. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 18 separate customers, accounted for approximately 13% of our Ciao Internet survey solutions third-party segment revenues. Two clients, Google, Inc. and eBay, Inc., accounted for approximately 24% and 20%, respectively, of our Ciao comparison shopping segment revenues.
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
     Accounting for Uncertainty in Income Taxes. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 11 for additional information, including the effects of adoption on our Consolidated Balance Sheet.
Note 3 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 116,000 and 223,000, respectively for the three and six months ended June 30, 2007 and 3.3 million and 2.9 million, respectively for the three and six months ended June 30, 2006, were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.

     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,702	25,353	25,615	25,331
Dilutive effect of stock option grants and the employee stock purchase plan	1,302	188	1,271	192

Diluted number of common and potential common shares outstanding	27,004	25,541	26,886	25,523

Note 4 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Cumulative translation adjustment	$(3,859)	$(4,699)
Unrealized gain on available-for-sale securities, net of deferred taxes of $173 and $114 at June 30, 2007 and December 31, 2006, respectively	250	165

Total accumulated other comprehensive loss	$(3,609)	$(4,534)

Note 5 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Prepaid maintenance and license contracts	$450	$273
Prepaid expenses	712	422
Prepaid insurance	121	461
Deferred project costs	342	97
Prepaid and refundable taxes	233	168
Other	142	129

Total prepaid expenses and other current assets	$2,000	$1,550

Note 6 — Property and Equipment, net:
Property and equipment, net consisted of the following at June 30, 2007 and December 31, 2006
(in thousands):

	Estimated
	Useful		June 30,	December 31,
	Life-Years		2007	2006
Computer and data processing equipment	2 – 4		$13,030	$14,070
Leasehold improvements	2 – 5	*	2,127	1,872
Furniture and fixtures	7-8		2,613	2,595
Telephone systems	4-5		1,121	1,121
Automobile(s)	4		14	43

			18,905	19,701
Less: Accumulated depreciation			(12,319)	(13,254)

Property and equipment, net			$6,586	$6,447

*	Lesser of the estimated life of the asset or the life of the underlying lease.
          Depreciation expense amounted to $868,000 and $1.7 million, respectively for the three and six months ended June 30, 2007 and $1.4 million and $2.8 million, respectively for the three and six months ended June 30, 2006, including assets recorded under capital leases. The net book value of disposals of property and equipment were immaterial for all periods presented, however, during the six months ended June 30, 2007 and 2006, we retired assets with an historical cost of approximately $2.7 million and $2.0 million, respectively.
Note 7 — Goodwill and Other Intangible Assets:
     Goodwill
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We allocated the goodwill previously reported in our European segment to the Ciao Internet survey solutions segment and the Ciao comparison shopping segment based on an independent fair value review as of December 31, 2005. In accordance with the provisions of SFAS 142, we conducted our annual review as of October 31, 2006. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate for our market research segments and 17.0% discount rate for our comparison shopping segment, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that the fair value of goodwill exceeded the carrying value and therefore, goodwill was not impaired for the year ended December 31, 2006. As of June 30, 2007, we are not aware of any circumstances that would indicate an impairment may exist.
     The following table summarizes the changes in the carrying value of goodwill by operating segment for the six months ended June 30, 2007 (in thousands):

		Europe
		Ciao
		Internet	Ciao
		Survey	Comparison
Goodwill	North America	Solutions	Shopping	Total
Balance as of December 31, 2006	$31,153	$9,450	$29,546	$70,149
Goodwill adjustment*	—	(59)	—	(59)
Foreign currency translation adjustment	—	196	615	811

Balance as of June 30, 2007	$31,153	$9,587	$30,161	$70,901

*	Goodwill associated with the Ciao acquisition has been adjusted by $59,000 to reflect an increase in our foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.
     Other Intangible Assets
     Other intangible assets consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

		As of June 30, 2007			As of December 31, 2006
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$7,830	$3,393	$4,437	$5,521	$2,117	$3,404
Other software acquired	0.42	159	159	—	159	159	—
Panel members	3-4	6,849	4,305	2,544	6,819	3,399	3,420
Backlog	0.25	—	—	—	447	447	—
Affiliate network	3	347	275	72	347	217	130
Customer relationships	5	7,829	3,582	4,247	7,694	2,761	4,933
Non-competition agreements	2.75-3	2,619	2,133	486	2,578	1,652	926
Domain names and service marks	5-10	7,382	3,173	4,209	7,242	2,411	4,831

Other intangible assets, net		$33,015	$17,020	$15,995	$30,807	$13,163	$17,644

     We have capitalized costs associated with the development and management of our panelist database and internal use software. During the three and six months ended June 30, 2007, we capitalized to internal use software approximately $1.3 million and $2.3 million, respectively. During the three and six months ended June 30, 2006 we capitalized to internal use software approximately $758,000 and $1.2 million, respectively.
     Amortization of internal use software amounted to $669,000 and $1.3 million, respectively for the three and six months ended June 30, 2007 and $376,000 and $682,000, respectively for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, $375,000 and $719,000, respectively is included in cost of revenues and $294,000 and $604,000, respectively is included in depreciation and amortization in the consolidated statements of income. For the three and six months ended June 30, 2006, $283,000 and $561,000, respectively is included in cost of revenues and $93,000 and $121,000, respectively is included in depreciation and amortization in the consolidated statements of income.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.5 million and $2.9 million, respectively for the three and six months ended June 30, 2007 and $1.4 million and $2.8 million, respectively for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, $448,000 and $891,000, respectively is included in panel acquisition, and $1.0 million and $2.0 million, respectively is included in depreciation and amortization in the consolidated statements of income. For the three and six months ended June 30, 2006, $440,000 and $912,000, respectively is included as panel asset amortization, and $937,000 and $1.8 million, respectively is included in depreciation and amortization in the consolidated statements of income. During 2007, we wrote off acquired backlog with a net book value of zero and a cost of $447,000 as this acquired backlog has been fully amortized.
     The weighted average remaining life for intangible assets at June 30, 2007 was approximately 2.0 years and amortization expense for the six months ended June 30, 2007 was $4.2 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining six months ended December 31, 2007	$4,401
2008	$6,783
2009	$3,859
2010	$753
2011	$52
2012	$52

Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Accrued payroll, bonus and commissions	$3,688	$4,710
Panelist incentives	5,712	4,905
Accrued panel costs	164	212
Accrued management change costs	100	319
Non-income tax accruals	1,437	1,387
Software license liability	172	332
Accrued audit and tax costs	375	717
Outside sample accruals	765	643
Real-Time Sampling accruals	283	187
Other	2,167	1,729

Total accrued expenses and other current liabilities	$14,863	$15,141

     For the three and six months ended June 30, 2007, we reversed a portion of the panelist incentives accrual by the amounts of $594,000 and $1.1 million, respectively, to record the expirations of the incentives. For the three and six months ended June 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $765,000 and $1.5 million, respectively, to record the expirations of the incentives.
Note 9 — Stock-Based Compensation:
     We maintain the following share-based compensation plans: the 2004 Employee Stock Purchase Plan, the 1999 Stock Option Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 Equity Plan”). Also, during 2005 and 2006, we granted certain options outside of either of the 1999 Plan or the 2004 Equity Plan and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv), (the “2005 Inducement Options”). The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $742,000 and $1.6 million, respectively for the three and six months ended June 30, 2007 and $636,000 and $1.2 million, respectively for the three and six months ended June 30, 2006. The related income tax benefit recognized in the income statement for share-based compensation expense was approximately $288,000 and $639,000, respectively for the three and six months ended June 30, 2007 and $266,000 and $472,000, respectively for the three and six months ended June 30, 2006, respectively.
     On May 15, 2007, the 2004 Equity Plan was amended to increase, by 350,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted thereunder is 3,635,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled, expire or otherwise become available for re-grant in accordance with the provisions of the 1999 Plan prior to the expiration of the 1999 Plan, but in no event will the aggregate number of such shares exceed 4,622,758. As of June 30, 2007, options to purchase 3,481,935 shares, 244,904 shares and 675,000 shares of common stock were outstanding under the 2004 Equity Plan, the 1999 Plan and the 2005 Inducement Options, respectively and options to purchase 155,536 shares and 23,054 shares of common stock were available for future grants under the 2004 Equity Plan and the 1999 Plan, respectively.
Note 10 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which we operate through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which we operate through Ciao GmbH and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. We manage our businesses separately in North America and Europe, and previously allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of directors fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The tables below present information about reported segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross segment revenues:
North American Internet survey solutions
Third-party revenues	$17,108	$14,832	$32,562	$28,403
Inter-segment revenues	220	278	353	522

Gross segment revenues	$17,328	$15,110	$32,915	$28,925

Ciao Internet survey solutions
Third-party revenues	$6,223	$5,390	$11,478	$9,944
Inter-segment revenues	1,999	2,303	3,485	3,494

Gross segment revenues	$8,222	$7,693	$14,963	$13,438

Ciao comparison shopping *
Third-party revenues	$7,495	$4,231	$14,255	$7,638
Inter-segment revenues	143	—	143	—

Gross segment revenues	$7,638	$4,231	$14,398	$7,638

Net revenues:
North American Internet survey solutions	$17,328	$15,110	$32,915	$28,925
Ciao Internet survey solutions	8,222	7,693	14,963	13,438
Ciao comparison shopping	7,638	4,231	14,398	7,638
Elimination of inter-segment revenues	(2,362)	(2,581)	(3,981)	(4,016)

Total net revenues	$30,826	$24,453	$58,295	$45,985

Segment operating income (as defined above):
North American Internet survey solutions	$3,448	$3,186	$6,287	$6,202
Ciao Internet survey solutions	2,066	3,351	3,929	5,117
Ciao comparison shopping	4,205	2,642	8,188	4,292

Segment operating income	9,719	9,179	18,404	15,611
Depreciation and amortization	(2,990)	(3,124)	(5,931)	(6,190)
Stock-based compensation	(742)	(636)	(1,643)	(1,218)
Restructuring charges	—	(20)	—	(188)
Corporate	(1,577)	(1,696)	(3,403)	(2,994)

Total operating income	4,410	3,703	7,427	5,021
Interest income (expense), net	408	85	551	(82)
Currency exchange gain (loss), net	(6)	(206)	(29)	(154)

Income before income taxes	$4,812	$3,582	$7,949	$4,785

*	Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment did not have any inter-segment revenues. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.
Note 11 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income (loss) before income taxes:
Domestic	$712	$(234)	$311	$(462)
Foreign	4,100	3,816	7,638	5,247

	$4,812	$3,582	$7,949	$4,785

Provision for income taxes:
Currently payable:
Federal	$15	$307	$44	$384
State	27	59	79	146
Foreign	2,719	1,344	3,948	1,779

Total current income tax provision	2,761	1,710	4,071	2,309

Deferred income tax provision (benefit):
Federal	(252)	(583)	(806)	(932)
State	(19)	(86)	(5)	(19)
Foreign	(778)	287	(370)	332

Total deferred income tax (benefit)	(1,049)	(382)	(1,181)	(619)

Total income tax provision	$1,712	$1,328	$2,890	$1,690

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,344	$16,265
Stock-based compensation	4,764	4,581
Capitalized panel costs	564	449
Intangible assets acquired	(4,515)	(5,157)
Foreign exchange	(1,605)	(875)
Fixed assets	1,459	1,281
Federal and state tax credits	2,250	2,256
Other deferred tax assets	1,098	589

Net deferred tax assets	20,359	19,389
Valuation allowance	(123)	(201)

Total net deferred tax assets	$20,236	$19,188

     At June 30, 2007 and December 31, 2006, net operating loss carryforwards (“NOLs”) of $43.5 million and $41.4 million, respectively are available to reduce future income taxes. Of these amounts, $30.8 million ($30.1 million at December 31, 2006) relates to domestic NOLs and $12.7 million ($11.3 million at December 31, 2006) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of June 30, 2007, $1.9 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $0.8 million will be credited against APIC. At June 30, 2007 and December 31, 2006, foreign tax credits of approximately $1.6 million are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at June 30, 2007 and December 31, 2006 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we recognized an increase of approximately $230,000 in the liability for unrecognized tax benefits as of January 1, 2007. This additional liability resulted in an increase to the Accumulated deficit of approximately $230,000, a decrease to the long-term deferred tax assets of approximately $325,000 and a decrease to long-term income taxes payable of approximately $95,000 as of January 1, 2007.
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
     The majority of our operations reside in the United States and Germany. As of January 1, 2007, the U.S. Federal and state statutes of limitations remain open for the years ended December 31, 1999 and forward due to our net operating loss carryforward position. However, the Internal Revenue Service completed its examination of our 2004 Federal income tax return in June 2006 and did not report any changes to the tax return as originally filed by us. In Germany, tax years subsequent to December 31, 2003 are still subject to examination.
     In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction becomes effective January 1, 2008. Due to the future reduction in the overall German tax rate, our net deferred tax asset as of June 30, 2007 must be restated during the month of enactment of the tax reform and therefore, reflected in our financial statements for the period ending September 30, 2007. We expect the tax rate reduction to result in an increase in our overall net deferred tax asset as of June 30, 2007 of approximately $0.5 million. Of this amount, approximately $0.2 million will be credited to provision for income taxes and $0.3 million will be credited directly to stockholder’s equity during the period ending September 30, 2007.
Note 12 — Commitments and Contingencies:
Legal Contingencies:
     From time to time, in the ordinary course of business, we are subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. In July and August 2007, two putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased the Company’s stock between February 9, 2005 and September 30, 2005. See Note 14.
Note 13 – Management Change:
     On September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 and $433,000 during 2005 and 2006, respectively and the remaining liability at December 31, 2006 was $319,000. Additionally, we made payments of $219,000 during 2007 and the remaining liability at June 30, 2007 was $100,000, which is expected to be paid by September 30, 2007.
Note 14 – Subsequent event:
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased the Company’s stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Executive Vice President and Chief Financial Officer and its former President and Chief Executive Officer. These claims are related to statements the Company made on August 9, 2005 and September 29, 2005 regarding its financial projections for fiscal year 2005. Potential plaintiffs have until September 24, 2007, to move the court for appointment as lead plaintiff. At this time the Company has not responded to the complaints and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.
     The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

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
Segment Information
     We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. Financial information about our reportable segments is included in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
     On July 25, 2006, we announced plans to start the process of separating the previously combined Ciao Internet survey solutions and comparison shopping business segments from an operational and legal perspective. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.
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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to our critical accounting policies during the six months ended June 30, 2007.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements included herein for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.

Results of Operations
     Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Net revenues	$30,826	100.0%	$24,453	100.0%
Cost of revenues	8,258	26.8	5,560	22.7

Gross profit	22,568	73.2	18,893	77.3

Operating expenses:
Selling, general and administrative	14,208	46.1	10,717	43.8
Panel acquisition	778	2.5	1,231	5.0
Depreciation and amortization	2,168	7.0	2,401	9.8
Research and development	1,004	3.3	821	3.4
Restructuring charges	—	—	20	0.1

Total operating expenses	18,158	58.9	15,190	62.1

Operating income	4,410	14.3	3,703	15.2

Other income (expense):
Interest income, net	408	1.3	85	0.3
Other expense, net	(6)	(0.0)	(206)	(0.8)

Total other income (expense), net	402	1.3	(121)	(0.5)

Income before income taxes	4,812	15.6	3,582	14.7

Provision for income taxes	1,712	5.6	1,328	5.5

Net income	$3,100	10.0%	$2,254	9.2%

     Net Revenues. Net revenues for the three months ended June 30, 2007 were $30.8 million, compared to $24.5 million for the three months ended June 30, 2006, an increase of $6.3 million, or 26.1%. Fluctuations in currency rates increased net revenues by approximately $0.9 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $5.4 million. Net revenues increased primarily as a result of our comparison shopping business, which accounted for approximately $2.7 million and to a lesser extent to our North American Internet survey solutions segment, which accounted for approximately $2.3 million, and our Ciao Internet survey solutions segment, which accounted for approximately $0.4 million.
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
     Gross Profit. Gross profit for the three months ended June 30, 2007 was $22.6 million, compared to $18.9 million for the three months ended June 30, 2006, an increase of $3.7 million, or 19.5%. Gross profit for the three months ended June 30, 2007 was 73.2% of net revenues, compared to 77.3% for the three months ended June 30, 2006. Fluctuations in currency rates increased gross profit by approximately $0.7 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $3.0 million. Gross profit increased primarily due to the additional revenues described above, offset by higher supply chain costs associated with the increased use of our Real-Time Sampling capability to fill surveys and higher outside sample and incentive costs, as well as higher direct project personnel costs. Gross profit as a percentage of revenues decreased due primarily to increased supply chain costs associated with higher Real-Time Sampling, outside sample and incentive costs and increased direct project labor. The increased Real-Time Sampling costs are partially offset by a reduction in our Panel acquisition costs.
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
     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2007 were $14.2 million, compared to $10.7 million for the prior year, an increase of $3.5 million, or 32.6%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.5 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $3.0 million. Selling, general and administrative expenses increased primarily as a result of increased compensation costs of approximately $1.6 million, increased comparison shopping advertising of approximately $0.4 million and higher facility and lease costs of approximately $0.4 million, and other costs including costs associated with the bifurcation of the European businesses and higher marketing costs.
     Selling expenses increased approximately $0.7 million for the three months ended June 30, 2007, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.
     Marketing and promotion costs increased approximately $0.7 million for the three months ended June 30, 2007, primarily related to advertising and marketing programs associated with our comparison shopping business.
     General and administrative expenses increased approximately $1.6 million for the three months ended June 30, 2007, primarily as a result of higher personnel costs of approximately $0.9 million, higher facilities costs of approximately $0.4 million, and other costs including higher consulting fees and bad debt costs, and costs incurred in connection with the bifurcation of our European businesses.
     Personnel costs associated with general and administrative expenses increased approximately $0.9 million for the three months ended June 30, 2007, primarily as a result of an increase in incentive compensation accruals for G&A employees and senior management, related to our improved performance in 2007 over 2006 as well as additional investment in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe.
     Selling, general and administrative expenses as a percentage of net revenues increased to 46.1% for the three months ended June 30, 2007 from 43.8% of net revenues for the three months ended June 30, 2006, but decreased from 47.3% when compared with the previous quarter ended March 31, 2007. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the year.
     Panel Acquisition. Panel acquisition expenses were $0.8 million for the three months ended June 30, 2007, compared to $1.2 million for the three months ended June 30, 2006, a decrease of $0.4 million, or 36.8%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel acquisition expenses were 2.5% of net revenues for the three months ended June 30, 2007 and 5.0% for the three months ended June 30, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our panel production, and we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we develop new panels in Europe for use with our Unified Panel System.
     Depreciation and Amortization. Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition) for the three months ended June 30, 2007 were $2.2 million, compared to

$2.4 million for the three months ended June 30, 2006, a decrease of $0.2 million, or 9.7%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.1 million. Excluding the effects of currency rate fluctuations, depreciation and amortization expenses would have decreased by approximately $0.3 million. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain software applications and certain of the amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets become fully amortized. This decline was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
i)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

ii)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and,

iii)	ongoing enhancements and software re-engineering in our comparison shopping segment’s operating systems.
     In the near-term, we expect acquisition-related amortization to continue to decline, but to be offset by increased depreciation and amortization related to the internal use software development and expanding infrastructure needed to support growth in our comparison shopping and Internet survey solutions segments.
     Research and Development. Research and development expenses for the three months ended June 30, 2007 were $1.0 million, compared to $0.8 million for the three months ended June 30, 2006, an increase of $0.2 million, or 22.3%. Research and development expenses increased as a result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Interest Income, Net. Net interest income for the three months ended June 30, 2007 was $0.4 million, compared to $0.1 million for the three months ended June 30, 2006, an increase of $0.3 million. We have continued to increase our excess cash position and have continued to invest our excess cash, including increased investments in marketable securities, which resulted in additional interest income.
     Other Expense, Net. Other expense decreased by approximately $0.2 million for the three months ended June 30, 2007 when compared to the same period in the prior year. Other expense relates primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     Provision for Income Taxes. We recorded an income tax provision for the three months ended June 30, 2007 of $1.7 million, compared to $1.3 million for the three months ended June 30, 2006. Our effective tax rate was 35.6% and 37.1% for the three months ended June 30, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.
     Net Income. Our net income for the three months ended June 30, 2007 was $3.1 million, compared to $2.3 million for the three months ended June 30, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, slightly offset by a higher income tax provision. Net income available to common stockholders for the three months ended June 30, 2007 was $0.12 per share for basic and $0.11 per share for diluted, as compared to $0.09 per share for basic and diluted for the three months ended June 30, 2006.

     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Three Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$17,328	100.0%	$15,110	100.0%
Segment operating income	3,448	19.9	3,186	21.1
     Gross Segment revenues. Gross segment revenues for the three months ended June 30, 2007 were $17.3 million, compared to $15.1 million for the three months ended June 30, 2006, an increase of $2.2 million, or 14.7%. Gross segment revenues increased primarily as a result of the following:
i)	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

ii)	a significant investment in the selling, marketing and business development team in North America; and

iii)	improved product quality.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2007 was $3.4 million, compared to $3.2 million for the three months ended June 30, 2006, an increase of $0.2 million or 8.2%. Segment operating income increased primarily as a result our increased revenues and corresponding gross profit on the additional revenues, offset by increased costs, primarily in the areas of selling, marketing and business development teams, and higher personnel and consulting costs.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$8,222	100.0%	$7,693	100.0%
Segment operating income	2,066	25.1	3,351	43.6
     Gross Segment Revenues. Gross segment revenues for the three months ended June 30, 2007 were $8.2 million, compared to $7.7 million for the three months ended June 30, 2006, an increase of $0.5 million or 6.9%. Fluctuations in currency rates increased net revenues by approximately $0.4 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $0.1 million, which was primarily due to the extension of the client base in Europe and to data supplied to our North American Internet survey solutions segment for European sourced data.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2007 was $2.1 million, compared to $3.4 million for the three months ended June 30, 2006, a decrease of $1.3 million or 38.3%. Fluctuations in currency rates increased segment operating income by approximately $0.1 million. Excluding the effects of currency rate fluctuations, segment operating income would have decreased by approximately $1.4 million. Segment operating income decreased due primarily to increased project personnel costs, increased outside sample and incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao Internet survey solutions segment began purchasing panelists from the Ciao comparison shopping segment, which panelists are sourced from the Ciao comparison shopping portals.

     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$7,638	100.0%	$4,231	100.0%
Segment operating income	4,205	55.1	2,642	62.4
     Gross Segment Revenues. Gross segment revenues for the three months ended June 30, 2007 were $7.6 million, compared to $4.2 million for the three months ended June 30, 2006, an increase of $3.4 million or 80.5%. Fluctuations in currency rates increased net revenues by approximately $0.6 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $2.8 million. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals. These revenues are included in the Gross segment revenues shown above.
     Segment Operating Income. Segment operating income for the three months ended June 30, 2007 was $4.2 million, compared to $2.6 million for the three months ended June 30, 2006, an increase of $1.6 million or 59.2%. Fluctuations in currency rates increased segment operating income by approximately $0.3 million. Excluding the effects of currency rate fluctuations, segment operating income would have increased by approximately $1.3 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Six Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Net revenues	$58,295	100.0%	$45,985	100.0%
Cost of revenues	15,397	26.4	11,108	24.2

Gross profit	42,898	73.6	34,877	75.8

Operating expenses:
Selling, general and administrative	27,188	46.6	20,252	44.0
Panel acquisition	1,826	3.1	2,937	6.4
Depreciation and amortization	4,321	7.4	4,717	10.3
Research and development	2,136	3.7	1,762	3.8
Restructuring charges	—	0.0	188	0.4

Total operating expenses	35,471	60.8	29,856	64.9

Operating income	7,427	12.8	5,021	10.9

Other expense:
Interest income (expense), net	551	0.9	(82)	(0.2)
Other expense, net	(29)	(0.0)	(154)	(0.3)

Total other income (expense), net	522	0.9	(236)	(0.5)

Income before income taxes	7,949	13.7	4,785	10.4

Provision for income taxes	2,890	5.0	1,690	3.7

Net income	$5,059	8.7%	$3,095	6.7%

     Net Revenues. Net revenues for the six months ended June 30, 2007 were $58.3 million, compared to $46.0 million for the six months ended June 30, 2006, an increase of $12.3 million, or 26.8%. Fluctuations in currency rates increased net revenues by approximately $2.0 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $10.3 million. Net revenues increased primarily as a result of our comparison shopping business, which accounted for approximately $5.5 million and to a lesser extent to our North American Internet survey solutions segment, which accounted for approximately $4.2 million, and our Ciao Internet survey solutions segment, which accounted for approximately $0.6 million.
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
     Gross Profit. Gross profit for the six months ended June 30, 2007 was $42.9 million, compared to $34.9 million for the six months ended June 30, 2006, an increase of $8.0 million, or 23.0%. Gross profit for the six months ended June 30, 2007 was 73.6% of net revenues, compared to 75.8% for the six months ended June 30, 2006. Fluctuations in currency rates increased gross profit by approximately $1.6 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $6.4 million. Gross profit increased primarily due to the additional revenues described above, offset by higher supply chain costs associated with the increased use of our Real-Time Sampling capability to fill surveys and higher outside sample and incentive costs, as well as higher direct project personnel costs. Gross profit as a percentage of revenues decreased due primarily to increased supply chain costs associated with higher Real-Time Sampling, outside sample and incentive costs and increased direct project labor. The increased Real-Time Sampling costs are partially offset by a reduction in our Panel acquisition costs.
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
     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 were $27.2 million, compared to $20.3 million for the prior year, an increase of $6.9 million, or 34.2%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.9 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $6.0 million. Selling, general and administrative expenses increased primarily as a result of increased personnel costs of approximately $3.4 million, increased comparison shopping advertising of approximately $0.8 million, costs associated with the bifurcation of the European businesses of approximately $0.6 million, and higher consulting costs of approximately $0.4 million.
     Selling expenses increased approximately $1.5 million for the six months ended June 30, 2007, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.
     Marketing and promotion costs increased approximately $1.1 million for the six months ended June 30, 2007, primarily related to advertising and marketing programs associated with our comparison shopping business.
     General and administrative expenses increased approximately $3.4 million for the six months ended June 30, 2007, primarily as a result of higher personnel costs of approximately $1.9 million, costs incurred in connection with the bifurcation of our European businesses of approximately $0.6 million, higher facilities costs of approximately $0.5 million, higher consulting fees of approximately $0.4 million and other costs including higher bad debt costs.
     Personnel costs associated with general and administrative expenses increased approximately $1.9 million for the six months ended June 30, 2007, primarily as a result of an increase in incentive compensation accruals for G&A employees and senior management, related to our improved performance in 2007 over 2006 as well as additional investment in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe.
     Selling, general and administrative expenses as a percentage of net revenues increased to 46.6% for the six months ended June 30, 2007 from 44.0% of net revenues for the six months ended June 30, 2006. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the year.
     Panel Acquisition. Panel acquisition expenses were $1.8 million for the six months ended June 30, 2007, compared to $2.9 million for the six months ended June 30, 2006, a decrease of $1.1 million, or 37.8%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel acquisition expenses were 3.1% of net revenues for the six months ended June 30, 2007 and 6.4% for the six months ended June 30, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our need for panelists, as we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we replenish panelist attrition we experience in the normal course of business.

     Depreciation and Amortization. Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition) for the six months ended June 30, 2007 were $4.3 million, compared to $4.7 million for the six months ended June 30, 2006, a decrease of $0.4 million, or 8.4%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.2 million. Excluding the effects of currency rate fluctuations, depreciation and amortization expenses would have decreased by approximately $0.6 million. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain software applications and certain of the amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets become fully amortized. This decline was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
i)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

ii)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and,

iii)	ongoing enhancements and software re-engineering in our comparison shopping segment’s operating systems.
     In the near-term, we expect acquisition-related amortization to continue to decline, but to be offset by increased depreciation and amortization related to the internal use software development and expanding infrastructure needed to support growth in our comparison shopping and Internet survey solutions segments.
     Research and Development. Research and development expenses for the six months ended June 30, 2007 were $2.1 million, compared to $1.8 million for the six months ended June 30, 2006, an increase of $0.4 million, or 21.2%. Research and development expenses increased as a result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Restructuring Charges. In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. During the six months ended June 30, 2006, we included pre-tax restructuring expenses of approximately $0.2 million associated with office closings and personnel employment termination. We have completed the restructuring activities under this plan and these restructuring expenses associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources.
     Interest Income (Expense), Net. Net interest income for the six months ended June 30, 2007 was $0.5 million, compared to net interest expense of $0.1 million for the six months ended June 30, 2006, an increase in net interest income of $0.6 million. We have continued to increase our excess cash position and have continued to invest our excess cash, including increased investments in marketable securities, which resulted in additional interest income. In addition, during the six months ended June 30, 2006, we incurred interest expense associated with capital lease obligations with Somerset Capital. In March 2006, we paid off the balance of the capital lease obligations with Somerset Capital.
     Other Expense, Net. Other expense decreased by approximately $0.1 million for the six months ended June 30, 2007 when compared to the same period in the prior year. Other expense relates primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.

     Provision for Income Taxes. We recorded an income tax provision for the six months ended June 30, 2007 of $2.9 million, compared to $1.7 million for the six months ended June 30, 2006. Our effective tax rate was 36.4% and 35.3% for the six months ended June 30, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.
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
     In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction becomes effective January 1, 2008. Due to the future reduction in the overall German tax rate, our net deferred tax asset as of June 30, 2007 must be restated during the month of enactment of the tax reform and therefore, reflected in our financial statements for the period ending September 30, 2007. We expect the tax rate reduction to result in an increase in our overall net deferred tax asset as of June 30, 2007 of approximately $0.5 million. Of this amount, approximately $0.2 million will be credited to provision for income taxes and $0.3 million will be credited directly to stockholder’s equity during the period ending September 30, 2007.
     Net Income. Our net income for the six months ended June 30, 2007 was $5.1 million, compared to $3.1 million for the six months ended June 30, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, and increased net interest income, slightly offset by a higher income tax provision. Net income available to common stockholders for the six months ended June 30, 2007 was $0.20 per share for basic and $0.19 per share for diluted, as compared to $0.12 per share for basic and diluted for the six months ended June 30, 2006.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Six Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$32,915	100.0%	$28,925	100.0%
Segment operating income	6,287	19.1	6,202	21.4
     Gross Segment revenues. Gross segment revenues for the six months ended June 30, 2007 were $32.9 million, compared to $28.9 million for the six months ended June 30, 2006, an increase of $4.0 million, or 13.8%. Gross segment revenues increased primarily as a result of the following:
i)	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

ii)	a significant investment in the selling, marketing and business development team in North America; and

iii)	improved product quality.
     Segment Operating Income. Segment operating income for the six months ended June 30, 2007 was $6.3 million, compared to $6.2 million for the six months ended June 30, 2006, an increase of $0.1 million or 1.4%. Segment operating income increased primarily as a result our increased revenues and corresponding gross profit on the additional revenues. This was offset by increased costs, primarily in the areas of selling, marketing and business development teams, and higher personnel and consulting costs.

     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Six Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$14,963	100.0%	$13,438	100.0%
Segment operating income	3,929	26.3	5,117	38.1
     Gross Segment Revenues. Gross segment revenues for the six months ended June 30, 2007 were $14.9 million, compared to $13.4 million for the six months ended June 30, 2006, an increase of $1.5 million or 11.3%. Fluctuations in currency rates increased net revenues by approximately $0.9 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $0.6 million, which was primarily due to the extension of the client base in Europe and to data supplied to our North American Internet survey solutions segment for European sourced data.
     Segment Operating Income. Segment operating income for the six months ended June 30, 2007 was $3.9 million, compared to $5.1 million for the six months ended June 30, 2006, a decrease of $1.2 million or 23.2%. Fluctuations in currency rates increased segment operating income by approximately $0.2 million. Excluding the effects of currency rate fluctuations, segment operating income would have decreased by approximately $1.4 million. Segment operating income decreased due primarily to increased project personnel costs, increased incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Six Months Ended June 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$14,398	100.0%	$7,638	100.0%
Segment operating income	8,188	56.9	4,292	56.2
     Gross Segment Revenues. Gross segment revenues for the six months ended June 30, 2007 were $14.4 million, compared to $7.6 million for the six months ended June 30, 2006, an increase of $6.8 million or 88.5%. Fluctuations in currency rates increased net revenues by approximately $1.1 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $5.7 million. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began selling panelists which it refers to the Ciao Internet survey solutions segment. These revenues are included in the Gross segment revenues shown above.
     Segment Operating Income. Segment operating income for the six months ended June 30, 2007 was $8.2 million, compared to $4.3 million for the six months ended June 30, 2006, an increase of $3.9 million or 90.8%. Fluctuations in currency rates increased segment operating income by approximately $0.6 million. Excluding the effects of currency rate fluctuations, segment operating income would have increased by approximately $3.3 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment.

Liquidity and Capital Resources
     The following table summarizes our cash flows, and cash, cash equivalents and short-term investments as of and for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	($ in thousands)
Net cash provided by operating activities	$13,941	$10,073	$3,868
Net cash used in investing activities	(7,015)	(1,880)	(5,135)
Net cash provided by (used in) financing activities	2,275	(4,154)	6,429
Effect of exchange rate changes on cash and cash equivalents	911	508	403

Increase in cash and cash equivalents	10,112	4,547	5,565
Cash and cash equivalents at beginning of period	20,873	20,623	250

Cash and cash equivalents at end of period	30,985	25,170	5,815
Short-term investments in marketable securities	18,934	—	18,934

Total cash, cash equivalents and short-term investments	$49,919	$25,170	$24,749

     Net cash provided by operating activities for the six months ended June 30, 2007 was $13.9 million, compared to $10.1 million for the six months ended June 30, 2006. The increase in cash flow from operating activities was primarily attributable to our increased profitability and to improved working capital usage.
     Net cash used in investing activities was $7.0 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The increase in cash used by investing activities was primarily due to additional net investments in marketable securities of our excess cash and higher capital expenditures in the current year period.
     Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2007 compared to net cash used in financing activities of $4.2 million for the six months ended June 30, 2006. The increase in net cash provided by financing activities was primarily due to the pay-off of our capital lease obligations in the prior year period and the increased proceeds from stock option exercises in the current year period.
     Our working capital at June 30, 2007 was $48.4 million, compared to $40.3 million at December 31, 2006, an increase of $8.1 million. The increase in working capital was primarily due to our increased profitability for the six months ended June 30, 2007 and our resulting increased cash balances as we paid off our capital lease obligations in the prior year period. This was partially offset by increased net tax liabilities associated with our increased profitability.
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
     At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the six months ended June 30, 2007, we incurred capital expenditures of $4.2 million, of which $2.3 million and $1.9 million is related to North America and Europe, respectively. For fiscal 2007, we expect capital expenditures to total approximately $8.0 to $9.0 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. Due to the bifurcation of the European business into separate businesses, we anticipate that we will increase our capital expenditures over the near-term as certain redundant systems and platforms may need to be created in order to operate as separate businesses. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. We expect to fund these capital expenditures by cash flow from operations.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the six months ended June 30, 2007. The following table summarizes our contractual obligations at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	June 30,						2012 and
	2007	2007 (1)	2008	2009	2010	2011	Thereafter
Contractual obligations:
Capital lease obligations	$28	$7	$14	$7	$—	$—	$—
Non-cancelable operating lease obligations	10,999	2,050	3,364	2,911	1,477	745	452
Management change commitments*	100	100	—	—	—	—	—

Total contractual cash obligations	$11,127	$2,157	$3,378	$2,918	$1,477	$745	$452

(1)	Includes only the remaining six months of the year ending December 31, 2007.

*	These management change commitments are a result of our management change announced in the third quarter of 2005 as described in Note 13 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased the Company’s stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Executive Vice President and Chief Financial Officer and its former President and Chief Executive Officer. These claims are related to statements the Company made on August 9, 2005 and September 29, 2005 regarding its financial projections for fiscal year 2005. Potential plaintiffs have until September 24, 2007, to move the court for appointment as lead plaintiff. At this time the Company has not responded to the complaints and is not required to do so until after a lead plaintiff is appointed and a consolidated complaint is filed. The Company believes that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.
     The Company’s management does not expect that the outcome of any of its currently ongoing legal proceedings individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information set forth below updates and should be read in conjunction with the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, typically identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report, including, among other things:
•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our real-time sampling methodology for recruiting survey takers on the Internet;

•	our ability to accurately predict future revenue levels and our ability to manage expense commensurate with such revenue levels;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to manage or accelerate our growth and international expansion;

•	our ability to restore and sustain sales growth in our European survey business;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	risks related to the pending class action lawsuits;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.
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
     We and some of our current and former officers are the subject of securities class action lawsuits that could require us to pay substantial damages or otherwise have a material adverse effect on us.
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased the our stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, its current Executive Vice President and Chief Financial Officer and its former President and Chief Executive Officer. These claims are related to statements the Company made on August 9, 2005 and September 29, 2005 regarding its financial projections for fiscal year 2005. Specifically the complaints allege, among other things, that the these statements were materially false and misleading because (1) they failed to disclose that we were experiencing several adverse trends in our business that were negatively impacting our revenues, (2) they failed to disclose that our recent acquisition of Ciao AG in April 2005 was not a success and that Ciao AG was not performing to expectations, (3) they failed to disclose that we were materially overvaluing Ciao AG, and should have, but did not, write down the value attributed to Ciao AG and (4) that we lacked adequate internal and financial controls. The lawsuits are in the early stages and we cannot predict the results that will be achieved or the effect that any adverse findings in such lawsuits may have on us. An unfavorable determination in either of the lawsuits could result in the payment by us of monetary damages which may not be fully covered by insurance. Further, the defense of such lawsuits, even if we are ultimately successful, could have a material adverse effect on our financial results and on management’s attention to the operation of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 15, 2007 for the purposes of (1) electing three Class III directors to serve for a three year term until our annual meeting of stockholders in 2010 and until their successors are duly elected and qualified; (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007; and (3) approving the amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan by 350,000 shares.
     The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

	Number of Shares	Number of Shares
	Voted For	Withheld
Peter Sobiloff	21,554,935	61,232
Joel R. Mesznik	21,119,010	497,157
Albert Angrisani	21,555,085	61,082
     Additionally, there are four directors whose term of office continues after the Annual Meeting. Lise J. Buyer and Charles W. Stryker will continue in office until the 2008 annual meeting of stockholders. Burton J. Manning and Joseph A. Ripp will continue in office until the 2009 annual meeting of stockholders.
     The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007 was approved at the Annual Meeting. There were 21,165,069 votes cast ratifying such selection, 51,277 votes cast against ratification of such selection and 399,821 votes abstaining.
     The amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan was approved at the Annual Meeting. There were 13,494,456 votes cast approving such amendment, 5,250,130 votes cast against such amendment, 8,934 votes abstaining and 2,862,647 broker non-votes.
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

Dated: August 9, 2007

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