Form 10-Q
period 2007-09-30
GREENFIELD ONLINE INC
filed 2007-11-09
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of November 2, 2007, there were 26,177,476 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q

i

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,619	$20,873
Investments in marketable securities	24,066	16,167
Accounts receivable trade, net (net of allowances of $2,018 and $1,875 at September 30, 2007 and December 31, 2006, respectively)	23,551	23,485
Prepaid expenses and other current assets	2,815	1,550
Deferred tax assets, current	2,527	4,905

Total current assets	82,578	66,980
Property and equipment, net	7,117	6,447
Other intangible assets, net	16,099	17,644
Goodwill	73,245	70,149
Deferred tax assets, long-term	20,891	17,740
Security deposits and other long-term assets	819	884

Total assets	$200,749	$179,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,460	$4,283
Accrued expenses and other current liabilities	15,831	15,141
Income taxes payable	4,722	6,765
Current portion of capital lease obligations	13	25
Deferred revenue	608	440

Total current liabilities	25,634	26,654
Capital lease obligations, long-term	11	22
Deferred tax liabilities, long-term	4,510	3,457
Income taxes payable, long-term	1,721	—
Other long-term liabilities	85	90

Total liabilities	31,961	30,223

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 26,114,976 and 25,490,221 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	297,239	290,459
Accumulated deficit	(128,024)	(136,176)
Accumulated other comprehensive loss	(299)	(4,534)
Treasury stock, at cost — 9,643 shares	(131)	(131)

Total stockholders’ equity	168,788	149,621

Total liabilities and stockholders’ equity	$200,749	$179,844

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$32,325	$24,875	$90,620	$70,860
Cost of revenues	8,624	5,974	24,021	17,082

Gross profit	23,701	18,901	66,599	53,778

Operating expenses:
Selling, general and administrative	14,737	11,602	41,925	31,854
Panel acquisition	859	1,351	2,685	4,288
Depreciation and amortization	2,242	2,427	6,563	7,144
Research and development	1,175	973	3,311	2,735
Restructuring charges	—	55	—	243

Total operating expenses	19,013	16,408	54,484	46,264

Operating income	4,688	2,493	12,115	7,514

Other income (expense):
Interest income (expense), net	355	60	906	(22)
Other expense, net	(241)	(16)	(270)	(170)

Total other income (expense), net	114	44	636	(192)

Income before income taxes	4,802	2,537	12,751	7,322
Provision for income taxes	1,479	694	4,369	2,384

Net income	$3,323	$1,843	$8,382	$4,938

Net income per share available to common stockholders:
Basic	$0.13	$0.07	$0.33	$0.19

Diluted	$0.12	$0.07	$0.31	$0.19

Weighted average shares outstanding:
Basic	25,978	25,413	25,737	25,359

Diluted	27,088	25,986	26,960	25,562

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Income
Balance at December 31, 2006	25,490	$3	$290,459	9	$(131)	$(136,176)	$(4,534)	$149,621

Nine months ended September 30, 2007:
Net income for the period						8,382		8,382	$8,382
Impact of the adoption of FIN 48						(230)		(230)	—
Tax benefit from exercise of stock options			88					88	—
Issuance of shares related to the Employee Stock Purchase Plan	17	—	142					142	—
Exercise of stock options	608	—	3,999					3,999	—
Unrealized gain on available-for-sale securities, net of related income tax effects							131	131	131
Translation adjustments, net of related income tax effects							4,104	4,104	4,104

Comprehensive income									$12,617

Stock-based compensation			2,551					2,551

Balance at September 30, 2007	26,115	$3	$297,239	9	$(131)	$(128,024)	$(299)	$168,788

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,382	$4,938
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,313)	(439)
Depreciation and amortization	9,085	9,349
Stock based compensation	2,551	1,872
Restructuring charges	—	243
(Gain) loss on disposal of property and equipment	(16)	3
Provision for doubtful accounts	505	290
Changes in assets and liabilities, net:
Accounts receivable	201	(407)
Deferred project costs	(145)	192
Other current assets	(858)	(382)
Security deposits	153	516
Other long-term assets	(99)	(57)
Accounts payable	135	410
Accrued expenses and other current liabilities	727	(864)
Payments of management change accrual	(314)	(325)
Payments of restructuring charges	—	(557)
Income taxes payable	(1,861)	1,071
Deferred project revenues	163	(23)

Net cash provided by operating activities	17,296	15,830

Cash flows from investing activities:
Purchases of marketable securities	(17,605)	(17,388)
Sales of marketable securities	10,391	5,316
Proceeds from sale of property and equipment	23	30
Additions to property and equipment and intangibles	(7,248)	(3,201)

Net cash used in investing activities	(14,439)	(15,243)

Cash flows from financing activities:
Decrease in other long-term liabilities	(12)	(49)
Proceeds of options exercised	3,985	152
Proceeds of employee stock purchase plan	115	94
Excess tax deduction on stock option exercises	88	—
Principal payments under capital lease obligations	(22)	(4,300)

Net cash provided by (used in) financing activities	4,154	(4,103)

Effect of exchange rate changes	1,735	275

Net increase in cash and cash equivalents	8,746	(3,241)
Cash and cash equivalents at beginning of the period	20,873	20,623

Cash and cash equivalents at end of the period	$29,619	$17,382

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$424
Income taxes	7,451	1,752
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$—	$263
The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of Presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     Segment information. Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which we operate through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which we operate through Ciao GmbH and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and allocate our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Financial information about our reportable segments is included in Note 10. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during this third quarter, however, we incurred operating expenses, which are included in the Ciao comparison shopping segment.
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

In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the nine months ended September 30, 2007, no single client accounted for more than 10% of our consolidated net revenues, or our North American Internet survey solutions third-party segment revenues. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 21 separate customers, accounted for approximately 12% of our Ciao Internet survey solutions third-party segment revenues. Two clients, Google, Inc. and eBay, Inc., accounted for approximately 26% and 18%, respectively, of our Ciao comparison shopping segment revenues.
     Use of Estimates. The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant assumptions and estimates relate to the determination of accrued expenses, including accruals for employee incentive compensation, liabilities for panelist incentives and stock-based compensation, certain asset valuations including deferred tax asset valuations, allowance for doubtful accounts and the useful lives of property and equipment and internal use software. Future events and their effects cannot be predicted with certainty. Accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.
     Recently Issued Accounting Pronouncements
     Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance relating to methods used to measure fair value and expands disclosures about fair values, which should result in increased consistency and comparability in fair value measures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
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
     Accounting for Uncertainty in Income Taxes.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 11 for additional information, including the effects of adoption on our Consolidated Balance Sheet.
Note 3 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 770,000 and 405,000, respectively, for the three and nine months ended September 30, 2007 and 1.5 million and 2.1 million, respectively, for the three and nine months ended September 30, 2006, were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,978	25,413	25,737	25,359
Dilutive effect of stock option grants and the employee stock purchase plan	1,110	573	1,223	203

Diluted number of common and potential common shares outstanding	27,088	25,986	26,960	25,562

Note 4 — Accumulated Other Comprehensive Income (Loss):
     Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Cumulative translation adjustment	$(595)	$(4,699)
Unrealized gain on available-for-sale securities, net of deferred taxes of $146 and $114 at September 30, 2007 and December 31, 2006, respectively	296	165

Total accumulated other comprehensive loss	$(299)	$(4,534)

Note 5 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Prepaid maintenance and license contracts	$497	$273
Prepaid expenses	777	422
Prepaid insurance	683	461
Deferred project costs	245	97
Prepaid and refundable taxes	389	168
Other	224	129

Total prepaid expenses and other current assets	$2,815	$1,550

Note 6 — Property and Equipment, net:
     Property and equipment, net consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	Estimated
	Useful	September 30,	December 31,
	Life-Years	2007	2006
Computer and data processing equipment	2 – 4	$14,309	$14,070
Leasehold improvements	2 – 5*	2,220	1,872
Furniture and fixtures	7-8	2,716	2,595
Telephone systems	4-5	1,121	1,121
Automobile(s)	4	14	43

		20,380	19,701
Less: Accumulated depreciation		(13,263)	(13,254)

Property and equipment, net		$7,117	$6,447

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $863,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2007 and $1.3 million and $4.1 million, respectively, for the three and nine months ended September 30, 2006, including assets recorded under capital leases. The net book value of disposals of property and equipment were immaterial for all periods presented, however, during the nine months ended September 30, 2007 and 2006, we retired assets with an historical cost of approximately $2.7 million and $2.0 million, respectively.
Note 7 — Goodwill and Other Intangible Assets:
Goodwill
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We allocated the goodwill previously reported in our European segment to the Ciao Internet survey solutions segment and the Ciao comparison shopping segment based on an independent fair value review as of December 31, 2005. In accordance with the provisions of SFAS 142, we conducted our annual review as of October 31, 2006. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate for our market research segments and 17.0% discount rate for our comparison shopping segment, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that the fair value of goodwill exceeded the carrying value and therefore, goodwill was not impaired for the year ended December 31, 2006. As of September 30, 2007, we are not aware of any circumstances that would indicate an impairment may exist.
     The following table summarizes the changes in the carrying value of goodwill by operating segment for the nine months ended September 30, 2007 (in thousands):

		Europe
		Ciao
		Internet	Ciao
		Survey	Comparison
Goodwill	North America	Solutions	Shopping	Total
Balance as of December 31, 2006	$31,153	$9,450	$29,546	$70,149
Goodwill adjustment*	—	(59)	—	(59)
Foreign currency translation adjustment	—	761	2,394	3,155

Balance as of September 30, 2007	$31,153	$10,152	$31,940	$73,245

*	Goodwill associated with the Ciao acquisition has been adjusted by $59,000 to reflect an increase in our foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.

Other Intangible Assets
     Other intangible assets consist of the following at September 30, 2007 and December 31, 2006 (in thousands):

		As of September 30, 2007			As of December 31, 2006
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$9,800	$4,247	$5,553	$5,521	$2,117	$3,404
Other software acquired	0.42	159	159	—	159	159	—
Panel members	3-4	6,936	4,807	2,129	6,819	3,399	3,420
Backlog	0.25	—	—	—	447	447	—
Affiliate network	3	347	304	43	347	217	130
Customer relationships	5	8,228	4,172	4,056	7,694	2,761	4,933
Non-competition agreements	2.75-3	2,737	2,475	262	2,578	1,652	926
Domain names and service marks	5-10	7,791	3,735	4,056	7,242	2,411	4,831

Other intangible assets, net		$35,998	$19,899	$16,099	$30,807	$13,163	$17,644

     We have capitalized costs associated with the development and management of our panelist database and internal use software. During the three and nine months ended September 30, 2007, we capitalized to internal use software approximately $1.8 million and $4.1 million, respectively. During the three and nine months ended September 30, 2006 we capitalized to internal use software approximately $789,000 and $2.0 million, respectively.
     Amortization of internal use software amounted to $810,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2007 and $423,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, $462,000 and $1.1 million, respectively, is included in cost of revenues and $348,000 and $1.0 million, respectively, is included in depreciation and amortization in the consolidated statements of income. For the three and nine months ended September 30, 2006, $292,000 and $853,000, respectively, is included in cost of revenues and $131,000 and $252,000, respectively, is included in depreciation and amortization in the consolidated statements of income.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.4 million and $4.3 million, respectively, for the three and nine months ended September 30, 2007 and $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, $450,000 and $1.3 million, respectively, is included in panel acquisition, and $1.0 million and $3.0 million, respectively, is included in depreciation and amortization in the consolidated statements of income. For the three and nine months ended September 30, 2006, $441,000 and $1.3 million, respectively, is included as panel asset amortization, and $947,000 and $2.8 million, respectively, is included in depreciation and amortization in the consolidated statements of income. During 2007, we wrote off acquired backlog with a net book value of zero and a cost of $447,000 as this acquired backlog has been fully amortized.
     The weighted average remaining life for intangible assets at September 30, 2007 was approximately 1.7 years and amortization expense for the nine months ended September 30, 2007 was $6.4 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining three months ending December 31, 2007	$2,415
2008	$7,932
2009	$4,757
2010	$794
2011	$53
2012	$52

Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Accrued payroll, bonus and commissions	$4,645	$4,710
Panelist incentives	5,975	4,905
Accrued panel costs	117	212
Accrued management change costs	5	319
Non-income tax accruals	1,263	1,387
Software license liability	93	332
Accrued audit and tax costs	379	717
Outside sample accruals	749	643
Real-Time Sampling accruals	323	187
Other	2,282	1,729

Total accrued expenses and other current liabilities	$15,831	$15,141

     For the three and nine months ended September 30, 2007, we reversed a portion of the panelist incentives accrual by the amounts of $405,000 and $1.5 million, respectively, to record the expirations of the incentives. For the three and nine months ended September 30, 2006, we reversed a portion of the panelist incentives accrual by the amounts of $484,000 and $2.0 million, respectively, to record the expirations of the incentives.
Note 9 — Stock-Based Compensation:
     We maintain the following share-based compensation plans: the 2004 Employee Stock Purchase Plan, the 1999 Stock Option Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 Equity Plan”). Also, during 2005 and 2006, we granted certain options outside of either of the 1999 Plan or the 2004 Equity Plan and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) (the “2005 Inducement Options”). The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $908,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2007 and $654,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2006. The related income tax benefit recognized in the income statement for share-based compensation expense was approximately $297,000 and $936,000, respectively, for the three and nine months ended September 30, 2007 and $223,000 and $695,000, respectively, for the three and nine months ended September 30, 2006.
     On May 15, 2007, the 2004 Equity Plan was amended to increase, by 350,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted thereunder is 3,635,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled, expire or otherwise become available for re-grant in accordance with the provisions of the 1999 Plan prior to the expiration of the 1999 Plan, but in no event will the aggregate number of such shares exceed 4,622,758. As of September 30, 2007, options to purchase 235,909 shares, 3,190,278 shares, and 675,000 shares of common stock were outstanding under the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options, respectively, and options to purchase 23,054 shares and 215,244 shares of common stock were available for future grants under the 1999 Plan and the 2004 Equity Plan, respectively.

Note 10 — Segment Reporting:
     Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which we operate through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which we operate through Ciao GmbH and its consolidated subsidiaries. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. During the third quarter of 2007 we began exploring development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during this third quarter, however, we incurred operating expenses, which are included in the Ciao comparison shopping segment. We manage our businesses separately in North America and Europe, and previously allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of directors fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2006.

     The tables below present information about reported segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross segment revenues:
North American Internet survey solutions
Third-party revenues	$18,219	$15,368	$50,781	$43,771
Inter-segment revenues	254	157	607	679

Gross segment revenues	$18,473	$15,525	$51,388	$44,450

Ciao Internet survey solutions
Third-party revenues	$5,927	$4,417	$17,405	$14,361
Inter-segment revenues	2,281	2,590	5,766	6,084

Gross segment revenues	$8,208	$7,007	$23,171	$20,445

Ciao comparison shopping *
Third-party revenues	$8,179	$5,090	$22,434	$12,728
Inter-segment revenues	150	—	293	—

Gross segment revenues	$8,329	$5,090	$22,727	$12,728

Net revenues:
North American Internet survey solutions	$18,473	$15,525	$51,388	$44,450
Ciao Internet survey solutions	8,208	7,007	23,171	20,445
Ciao comparison shopping	8,329	5,090	22,727	12,728
Elimination of inter-segment revenues	(2,685)	(2,747)	(6,666)	(6,763)

Total net revenues	$32,325	$24,875	$90,620	$70,860

Segment operating income (as defined above):
North American Internet survey solutions	$4,403	$2,965	$10,690	$9,167
Ciao Internet survey solutions	1,888	2,363	5,817	7,480
Ciao comparison shopping	4,165	3,126	12,353	7,418

Segment operating income	10,456	8,454	28,860	24,065
Depreciation and amortization	(3,154)	(3,159)	(9,085)	(9,349)
Stock-based compensation	(908)	(654)	(2,551)	(1,872)
Restructuring charges	—	(55)	—	(243)
Management change severance charges	—	(396)	—	(396)
Corporate	(1,706)	(1,697)	(5,109)	(4,691)

Total operating income	4,688	2,493	12,115	7,514
Interest income (expense), net	355	60	906	(22)
Other expense, net	(241)	(16)	(270)	(170)

Income before income taxes	$4,802	$2,537	$12,751	$7,322

*	Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment did not have any inter-segment revenues. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.

Note 11 — Income Taxes:
     Income (loss) before income taxes and the provision (benefit) for income taxes were comprised of (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Income (loss) before income taxes:
Domestic	$838	$(218)	$1,149	$(680)
Foreign	3,964	2,755	11,602	8,002

	$4,802	$2,537	$12,751	$7,322

Provision (benefit) for income taxes:
Currently payable (refundable):
Federal	$164	$(308)	$208	$76
State	11	(82)	90	64
Foreign	1,436	904	5,384	2,683

Total current income tax provision	1,611	514	5,682	2,823

Deferred income tax provision (benefit):
Federal	(242)	(138)	(1,048)	(1,070)
State	(26)	(45)	(31)	(64)
Foreign	136	363	(234)	695

Total deferred income tax provision (benefit)	(132)	180	(1,313)	(439)

Total income tax provision	$1,479	$694	$4,369	$2,384

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,116	$16,265
Stock-based compensation	4,408	4,581
Capitalized panel costs	622	449
Intangible assets acquired	(3,533)	(5,157)
Foreign exchange	(3,213)	(875)
Fixed assets	1,295	1,281
Federal and state tax credits	2,331	2,256
Other deferred tax assets	1,019	589

Net deferred tax assets	19,045	19,389
Valuation allowance	(137)	(201)

Total net deferred tax assets	$18,908	$19,188

     At September 30, 2007 and December 31, 2006, net operating loss carryforwards (“NOLs”) of $45.6 million and $41.4 million, respectively, are available to reduce future income taxes. Of these amounts, $35.9 million ($30.1 million at December 31, 2006) relates to domestic NOLs and $9.7 million ($11.3 million at December 31, 2006) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of September 30, 2007, $3.4 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $1.4 million will be credited against Additional paid-in capital. At September 30, 2007 and December 31, 2006, foreign tax credits of approximately $1.7 million and $1.6 million, respectively, are available to reduce future domestic income taxes, and the majority will expire in 2015. The majority of the remaining Federal income tax credits at September 30, 2007 and December 31, 2006 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in June 2009.

     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we recognized an increase of approximately $230,000 in the liability for unrecognized tax benefits as of January 1, 2007. This additional liability resulted in an increase to the Accumulated deficit of approximately $230,000, a decrease to the long-term deferred tax assets of approximately $325,000 and a decrease to long-term income taxes payable of approximately $95,000 as of January 1, 2007.
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
     In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction becomes effective January 1, 2008. Due to the future reduction in the overall German tax rate, our net deferred tax asset as of September 30, 2007 was required to be recalculated and therefore, we reflected a decrease in our overall net deferred tax asset of approximately $0.3 million in our financial statements for the three and nine months ended September 30, 2007. Of this amount, approximately $0.2 million was credited to provision for income taxes and $0.5 million was debited directly to stockholder’s equity during the three and nine months ended September 30, 2007.
     During the quarter ended September 30, 2007, our German income and trade tax payments were unusually high, primarily due to a one-time payment of approximately $2.1 million related to the final assessment on our timely filed 2005 tax returns, as well as a prepayment of approximately $2.1 million toward our estimated 2006 tax liability and an additional approximately $2.1 million toward our 2007 estimated tax liability. In the future, we expect quarterly cash tax payments to be more representative of the expected current year’s liability.
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
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our current Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements we made on August 9, 2005 and September 29, 2005 regarding our financial projections for fiscal year 2005. On October 18, 2007, the court ordered these two cases consolidated and appointed the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund as lead plaintiff. The lead plaintiff was ordered to file a consolidated complaint on or before December 3, 2007 and we have until January 21, 2008 to respond to this consolidated complaint. We believe that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.
     Our management does not expect that the outcome of any of these currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flow.
Note 13 – Management Change:
     On September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 and $433,000 during 2005 and 2006, respectively, and the remaining liability at December 31, 2006 was $319,000. Additionally, we made payments of $314,000 during 2007 and the remaining liability at September 30, 2007 was $5,000, which was paid in October 2007.

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
Segment Information
     We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries, and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. Financial information about our reportable segments is included in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2007.
     Recently Issued Accounting Pronouncements. See Note 2 to our consolidated financial statements included herein for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial statements.

Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Net revenues	$32,325	100.0%	$24,875	100.0%
Cost of revenues	8,624	26.7	5,974	24.0

Gross profit	23,701	73.3	18,901	76.0

Operating expenses:
Selling, general and administrative	14,737	45.6	11,602	46.7
Panel acquisition	859	2.7	1,351	5.4
Depreciation and amortization	2,242	6.9	2,427	9.8
Research and development	1,175	3.6	973	3.9
Restructuring charges	—	—	55	0.2

Total operating expenses	19,013	58.8	16,408	66.0

Operating income	4,688	14.5	2,493	10.0

Other income (expense):
Interest income, net	355	1.1	60	0.2
Other expense, net	(241)	(0.7)	(16)	(0.0)

Total other income (expense), net	114	0.4	44	0.2

Income before income taxes	4,802	14.9	2,537	10.2

Provision for income taxes	1,479	4.6	694	2.8

Net income	$3,323	10.3%	$1,843	7.4%

     Net Revenues.  Net revenues for the three months ended September 30, 2007 were $32.3 million, compared to $24.9 million for the three months ended September 30, 2006, an increase of $7.4 million, or 29.9%. Fluctuations in currency rates increased net revenues by approximately $1.0 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $6.4 million. Net revenues increased primarily as a result of our North American Internet survey solutions segment, and our comparison shopping segment, which accounted for approximately $2.8 million and $2.5 million, respectively, and to a lesser extent to our Ciao Internet survey solutions segment, which accounted for approximately $1.1 million.
     Net revenues at our comparison shopping business increased as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-through’s, expanded product catalogues, increased merchant relationships, improved product search capabilities as well as growth in the core e-Commerce markets in Europe.
     Net revenues at our Internet survey solutions segments increased as a result of improvement in survey respondent supply via our panel, our Real-Time Sampling™ capability and our outside sample suppliers, in conjunction with investments in our selling, marketing and business development team in North America as well as at the Ciao Internet survey solutions team in Europe. Furthermore, improvement in quality contributed to our overall revenue growth.
     Gross Profit.  Gross profit for the three months ended September 30, 2007 was $23.7 million, compared to $18.9 million for the three months ended September 30, 2006, an increase of $4.8 million, or 25.4%. Gross profit for the three months ended September 30, 2007 was 73.3% of net revenues, compared to 76.0% for the three months ended September 30, 2006. Fluctuations in currency rates increased gross profit by approximately $0.7 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $4.1 million. Gross profit increased primarily due to the additional revenues described above, offset by higher supply chain costs associated with the increased use of our Real-Time Sampling capability to fill surveys and higher outside sample and incentive costs, as well as higher direct project personnel costs and amortization expense. Gross profit as a percentage of revenues decreased due primarily to increased supply chain costs associated with higher Real-Time Sampling, outside sample, incentive costs and amortization expense, which was partially offset by decreased direct project labor and stock based compensation. The increased Real-Time Sampling costs are partially offset by a reduction in our Panel acquisition costs.
     We expect gross profit margin to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our Internet survey solutions margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure in the Internet survey solutions segment. However, this impact could be reduced or offset by the higher gross margins we experience in our comparison shopping segment if the comparison shopping segment’s net revenues become a greater proportion of our consolidated net revenues, as we expect.
     Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $14.7 million, compared to $11.6 million for the same period in the prior year, an increase of $3.1 million, or 27.0%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.6 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $2.5 million. Selling, general and administrative expenses increased primarily as a result of increased compensation costs of approximately $1.8 million, increased advertising and promotion costs of approximately $0.4 million and higher facility and lease costs of approximately $0.4 million.
     Selling expenses increased approximately $0.8 million for the three months ended September 30, 2007, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.
     Advertising and promotion costs increased approximately $0.6 million for the three months ended September 30, 2007, primarily related to advertising and marketing programs associated with our comparison shopping business.
     General and administrative expenses increased approximately $1.1 million for the three months ended September 30, 2007, primarily as a result of higher personnel costs of approximately $0.9 million, higher facilities costs of approximately $0.3 million, offset slightly by reductions in other costs including legal costs and bad debt costs.
     Personnel costs associated with general and administrative expenses increased approximately $0.9 million for the three months ended September 30, 2007, primarily as a result of an increase in incentive compensation accruals for G&A employees and senior management, related to our improved performance in 2007 over 2006 as well as higher stock based compensation costs and to a lesser extent, to additional investment in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe.
     Selling, general and administrative expenses as a percentage of net revenues decreased to 45.6% for the three months ended September 30, 2007 from 46.7% of net revenues for the three months ended September 30, 2006, and decreased from 46.1% when compared with the previous quarter ended June 30, 2007. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to continue to decline as revenues increase during the year.
     Panel Acquisition.  Panel acquisition expenses were $0.9 million for the three months ended September 30, 2007, compared to $1.4 million for the three months ended September 30, 2006, a decrease of $0.5 million, or 36.4%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel acquisition expenses were 2.7% of net revenues for the three months ended September 30, 2007 and 5.4% for the three months ended September 30, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our panel production, and we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we develop new panels in Europe for use with our Unified Panel System.
     Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition) for the three months ended September 30, 2007 were $2.2 million, compared to $2.4 million for the three months ended September 30, 2006, a decrease of $0.2 million, or 7.6%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.1 million. Excluding the effects of currency rate fluctuations, depreciation and amortization expenses would have decreased by approximately $0.3 million. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain software applications and certain of the amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets become fully amortized. This decline was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
i)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

ii)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and

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
     Research and Development.  Research and development expenses for the three months ended September 30, 2007 were $1.2 million, compared to $1.0 million for the three months ended September 30, 2006, an increase of $0.2 million, or 20.8%. Fluctuations in currency rates were immaterial in research and development expenses in the current period. Research and development expenses increased as a result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Interest Income, Net.  Net interest income for the three months ended September 30, 2007 was $0.4 million, compared to $0.1 million for the three months ended September 30, 2006, an increase of $0.3 million. We have continued to increase our excess cash position and have continued to invest our excess cash, including increased investments in marketable securities, which resulted in additional interest income.
     Other Expense, Net.  Other expense increased by approximately $0.2 million for the three months ended September 30, 2007 when compared to the same period in the prior year. Other expense relates primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     Provision for Income Taxes.  We recorded an income tax provision for the three months ended September 30, 2007 of $1.5 million, compared to $0.7 million for the three months ended September 30, 2006. Our effective tax rate was 30.8% and 27.4% for the three months ended September 30, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.
     Net Income.  Our net income for the three months ended September 30, 2007 was $3.3 million, compared to $1.8 million for the three months ended September 30, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, slightly offset by a higher income tax provision. Net income available to common stockholders for the three months ended September 30, 2007 was $0.13 per share for basic and $0.12 per share for diluted, as compared to $0.07 per share for basic and diluted for the three months ended September 30, 2006.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Three Months Ended September 30,
	2007	%	2006	%
		($ in thousands)
Gross segment revenues	$18,473	100.0%	$15,525	100.0%
Segment operating income	4,403	23.8	2,965	19.1
     Gross Segment revenues.  Gross segment revenues for the three months ended September 30, 2007 were $18.5 million, compared to $15.5 million for the three months ended September 30, 2006, an increase of $3.0 million, or 19.0%. Gross segment revenues increased primarily as a result of the following:
i)	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

ii)	a significant investment in the selling, marketing and business development team in North America; and

iii)	improved product quality.
     Segment Operating Income.  Segment operating income for the three months ended September 30, 2007 was $4.4 million, compared to $3.0 million for the three months ended September 30, 2006, an increase of $1.4 million or 48.5%. Segment operating income increased primarily as a result our increased revenues and corresponding gross profit on the additional revenues, offset by increased costs, primarily in the areas of selling, marketing and business development teams, and higher personnel and consulting costs.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$8,208	100.0%	$7,007	100.0%
Segment operating income	1,888	23.0	2,363	33.7
     Gross Segment Revenues.  Gross segment revenues for the three months ended September 30, 2007 were $8.2 million, compared to $7.0 million for the three months ended September 30, 2006, an increase of $1.2 million or 17.1%. Fluctuations in currency rates increased gross segment revenues by approximately $0.6 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $0.6 million, which was primarily due to the extension of the client base in Europe, offset by decreased data supplied to our North American Internet survey solutions segment for European sourced data.
     Segment Operating Income.  Segment operating income for the three months ended September 30, 2007 was $1.9 million, compared to $2.4 million for the three months ended September 30, 2006, a decrease of $0.5 million or 20.1%. Fluctuations in currency rates increased segment operating income by approximately $0.1 million. Excluding the effects of currency rate fluctuations, segment operating income would have decreased by approximately $0.6 million. Segment operating income decreased due primarily to increased project personnel costs, increased outside sample and incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao Internet survey solutions segment began purchasing panelists from the Ciao comparison shopping segment, which panelists are sourced from the Ciao comparison shopping portals.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$8,329	100.0%	$5,090	100.0%
Segment operating income	4,165	50.0	3,126	61.4
     Gross Segment Revenues.  Gross segment revenues for the three months ended September 30, 2007 were $8.3 million, compared to $5.1 million for the three months ended September 30, 2006, an increase of $3.2 million or 63.6%. Fluctuations in currency rates increased gross segment revenues by approximately $0.6 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $2.6 million. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-through’s, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals. These revenues are included in the gross segment revenues shown above.
     Segment Operating Income.  Segment operating income for the three months ended September 30, 2007 was $4.2 million, compared to $3.1 million for the three months ended September 30, 2006, an increase of $1.1 million or 33.2%. Fluctuations in currency rates increased segment operating income by approximately $0.2 million. Excluding the effects of currency rate fluctuations, segment operating income would have increased by approximately $0.9 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by our decision to explore the development of a Ciao comparison shopping engine in the United States.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Nine Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Net revenues	$90,620	100.0%	$70,860	100.0%
Cost of revenues	24,021	26.5	17,082	24.1

Gross profit	66,599	73.5	53,778	75.9

Operating expenses:
Selling, general and administrative	41,925	46.3	31,854	44.9
Panel acquisition	2,685	3.0	4,288	6.1
Depreciation and amortization	6,563	7.2	7,144	10.1
Research and development	3,311	3.6	2,735	3.9
Restructuring charges	—	0.0	243	0.3

Total operating expenses	54,484	60.1	46,264	65.3

Operating income	12,115	13.4	7,514	10.6

Other expense:
Interest income (expense), net	906	1.0	(22)	(0.0)
Other expense, net	(270)	(0.3)	(170)	(0.3)

Total other income (expense), net	636	0.7	(192)	(0.3)

Income before income taxes	12,751	14.1	7,322	10.3

Provision for income taxes	4,369	4.8	2,384	3.3

Net income	$8,382	9.3%	$4,938	7.0%

     Net Revenues.  Net revenues for the nine months ended September 30, 2007 were $90.6 million, compared to $70.9 million for the nine months ended September 30, 2006, an increase of $19.7 million, or 27.9%. Fluctuations in currency rates increased net revenues by approximately $3.1 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $16.6 million. Net revenues increased primarily as a result of our comparison shopping business, which accounted for approximately $7.9 million and to our North American Internet survey solutions segment, which accounted for approximately $7.0 million and to a lesser extent, to our Ciao Internet survey solutions segment, which accounted for approximately $1.7 million.
     Net revenues at our comparison shopping business increased as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-through’s, expanded product catalogues, increased merchant relationships, improved product search capabilities as well as growth in the core e-Commerce markets in Europe.
     Net revenues at our Internet survey solutions segments increased as a result of improvement in survey respondent supply via our panel, our Real-Time Sampling™ capability and our outside sample suppliers, in conjunction with investments in our selling, marketing and business development team in North America as well as at the Ciao Internet survey solutions team in Europe. Furthermore, improvement in quality contributed to our overall revenue growth.
     Gross Profit.  Gross profit for the nine months ended September 30, 2007 was $66.6 million, compared to $53.8 million for the nine months ended September 30, 2006, an increase of $12.8 million, or 23.8%. Gross profit for the nine months ended September 30, 2007 was 73.5% of net revenues, compared to 75.9% for the nine months ended September 30, 2006. Fluctuations in currency rates increased gross profit by approximately $2.3 million. Excluding the effects of currency rate fluctuations, gross profit would have increased by approximately $10.5 million. Gross profit increased primarily due to the additional revenues described above, offset by higher supply chain costs associated with the increased use of our Real-Time Sampling capability to fill surveys, higher incentive and outside sample costs, as well as higher direct project personnel costs. These increased costs were partially offset by lower revenue share costs. Gross profit as a percentage of revenues decreased due primarily to increased supply chain costs associated with higher Real-Time Sampling costs, outside sample, incentives direct project labor and amortization costs., partially offset by lower revenue share costs. Additionally, the increased Real-Time Sampling costs are partially offset by a reduction in our Panel acquisition costs.
     We expect gross profit margin to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our Internet survey solutions margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure in the Internet survey solutions segment. However, this impact could be reduced or offset by the higher gross margins we experience in our comparison shopping segment if the comparison shopping segment’s net revenues become a greater proportion of our consolidated net revenues, as we expect.
     Selling, General and Administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2007 were $41.9 million, compared to $31.9 million for the same period in the prior year, an increase of $10.0 million, or 31.6%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $1.5 million. Excluding the effects of currency rate fluctuations, selling, general and administrative expenses would have increased by approximately $8.5 million. Selling, general and administrative expenses increased primarily as a result of increased personnel costs of approximately $5.2 million, increased advertising and promotion costs of approximately $1.6 million, costs associated with the bifurcation of the European businesses of approximately $0.6 million, and higher consulting costs of approximately $0.4 million.
     Selling expenses increased approximately $2.6 million for the nine months ended September 30, 2007, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.
     Advertising and promotion costs increased approximately $1.6 million for the nine months ended September 30, 2007, primarily related to advertising and marketing programs associated with our comparison shopping business of approximately 1.2 million and higher marketing costs associated with our internet survey solutions business of approximately $0.4 million.
     General and administrative expenses increased approximately $4.3 million for the nine months ended September 30, 2007, primarily as a result of higher personnel costs of approximately $2.7 million, costs incurred in connection with the bifurcation of our European businesses of approximately $0.6 million, higher facilities costs of approximately $0.6 million, higher consulting fees of approximately $0.4 million and other costs including higher bad debt costs.
     Personnel costs associated with general and administrative expenses increased approximately $2.7 million for the nine months ended September 30, 2007, primarily as a result of an increase in incentive compensation accruals for G&A employees and senior management, related to our improved performance in 2007 over 2006 as well as additional investment in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe.
     Selling, general and administrative expenses as a percentage of net revenues increased to 46.3% for the nine months ended September 30, 2007 from 44.9% of net revenues for the nine months ended September 30, 2006. In the near term, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the year.
     Panel Acquisition.  Panel acquisition expenses were $2.7 million for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006, a decrease of $1.6 million, or 37.4%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel acquisition expenses were 3.0% of net revenues for the nine months ended September 30, 2007 and 6.1% for the nine months ended September 30, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our need for panelists, as we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we replenish panelist attrition we experience in the normal course of business.
     Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition) for the nine months ended September 30, 2007 were $6.5 million, compared to $7.1 million for the nine months ended September 30, 2006, a decrease of $0.6 million, or 8.1%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.3 million. Excluding the effects of currency rate fluctuations, depreciation and amortization expenses would have decreased by approximately $0.9 million. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain software applications and certain of the amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets become fully amortized. This decline was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
i)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

ii)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and

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
     Research and Development.  Research and development expenses for the nine months ended September 30, 2007 were $3.3 million, compared to $2.7 million for the nine months ended September 30, 2006, an increase of $0.6 million, or 21.1%. Fluctuations in currency rates were immaterial in research and development expenses in the current period. Research and development expenses increased as a result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Restructuring Charges.  In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. During the nine months ended September 30, 2006, we included pre-tax restructuring expenses of approximately $0.2 million associated with office closings and personnel employment termination. We have completed the restructuring activities under this plan and these restructuring expenses associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources.
     Interest Income (Expense), Net.  Net interest income for the nine months ended September 30, 2007 was $0.9 million, compared to net interest expense of less than $0.1 million for the nine months ended September 30, 2006, an increase in net interest income of $0.9 million. We have continued to increase our excess cash position and have continued to invest our excess cash, including increased investments in marketable securities, which resulted in additional interest income. In addition, during the nine months ended September 30, 2006, we incurred interest expense associated with capital lease obligations with Somerset Capital. In March 2006, we paid off the balance of the capital lease obligations with Somerset Capital.

     Other Expense, Net.  Other expense increased by approximately $0.1 million for the nine months ended September 30, 2007 when compared to the same period in the prior year. Other expense relates primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     Provision for Income Taxes.  We recorded an income tax provision for the nine months ended September 30, 2007 of $4.4 million, compared to $2.4 million for the nine months ended September 30, 2006. Our effective tax rate was 34.3% and 32.6% for the nine months ended September 30, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.
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
     In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction becomes effective January 1, 2008. Due to the future reduction in the overall German tax rate, our net deferred tax asset as of September 30, 2007 was required to be recalculated and therefore, we reflected a decrease in our overall net deferred tax asset of approximately $0.3 million in our financial statements for the three and nine months ended September 30, 2007. Of this amount, approximately $0.2 million was credited to provision for income taxes and $0.5 million was debited directly to stockholders’ equity during the three and nine months ended September 30, 2007.
     Net Income.  Our net income for the nine months ended September 30, 2007 was $8.4 million, compared to $4.9 million for the nine months ended September 30, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, and increased net interest income, slightly offset by a higher income tax provision. Net income available to common stockholders for the nine months ended September 30, 2007 was $0.33 per share for basic and $0.31 per share for diluted, as compared to $0.19 per share for basic and diluted for the nine months ended September 30, 2006.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Nine Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$51,388	100.0%	$44,450	100.0%
Segment operating income	10,690	20.8	9,167	20.6
     Gross Segment revenues.  Gross segment revenues for the nine months ended September 30, 2007 were $51.4 million, compared to $44.5 million for the nine months ended September 30, 2006, an increase of $6.9 million, or 15.6%. Gross segment revenues increased primarily as a result of the following:
i)	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

ii)	a significant investment in the selling, marketing and business development team in North America; and

iii)	improved product quality.
     Segment Operating Income.  Segment operating income for the nine months ended September 30, 2007 was $10.7 million, compared to $9.2 million for the nine months ended September 30, 2006, an increase of

$1.5 million or 16.6%. Segment operating income increased primarily as a result of our increased revenues and corresponding gross profit on the additional revenues. This was offset by increased costs, primarily in the areas of selling, marketing and business development teams, and higher personnel and consulting costs.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Nine Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$23,171	100.0%	$20,445	100.0%
Segment operating income	5,817	25.1	7,480	36.6
     Gross Segment Revenues.  Gross segment revenues for the nine months ended September 30, 2007 were $23.2 million, compared to $20.5 million for the nine months ended September 30, 2006, an increase of $2.7 million, or 13.3%. Fluctuations in currency rates increased gross segment revenues by approximately $1.7 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $1.0 million, which was primarily due to the extension of the client base in Europe, offset by decreased data supplied to our North American Internet survey solutions segment for European sourced data.
     Segment Operating Income.  Segment operating income for the nine months ended September 30, 2007 was $5.9 million, compared to $7.5 million for the nine months ended September 30, 2006, a decrease of $1.6 million, or 22.2%. Fluctuations in currency rates increased segment operating income by approximately $0.3 million. Excluding the effects of currency rate fluctuations, segment operating income would have decreased by approximately $1.9 million. Segment operating income decreased due primarily to increased project personnel costs, increased incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Nine Months Ended September 30,
	2007	%	2006	%
	($ in thousands)
Gross segment revenues	$22,727	100.0%	$12,728	100.0%
Segment operating income	12,353	54.4	7,418	58.3
     Gross Segment Revenues.  Gross segment revenues for the nine months ended September 30, 2007 were $22.7 million, compared to $12.7 million for the nine months ended September 30, 2006, an increase of $10.0 million, or 78.6%. Fluctuations in currency rates increased gross segment revenues by approximately $1.8 million. Excluding the effects of currency rate fluctuations, gross segment revenues would have increased by approximately $8.2 million. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-through’s, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began selling panelists which it refers to the Ciao Internet survey solutions segment. These revenues are included in the Gross segment revenues shown above.
     Segment Operating Income.  Segment operating income for the nine months ended September 30, 2007 was $12.3 million, compared to $7.4 million for the nine months ended September 30, 2006, an increase of $4.9 million or 66.5%. Fluctuations in currency rates increased segment operating income by approximately $0.8 million. Excluding the effects of currency rate fluctuations, segment operating income would have increased by approximately $4.1 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by our decision to explore the development of a Ciao comparison shopping engine in the United States.
Liquidity and Capital Resources
     The following table summarizes our cash flows, and cash, cash equivalents and short-term investments as of and for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Change
	($ in thousands)
Net cash provided by operating activities	$17,296	$15,830	$1,466
Net cash used in investing activities	(14,439)	(15,243)	804
Net cash provided by (used in) financing activities	4,154	(4,103)	8,257
Effect of exchange rate changes on cash and cash equivalents	1,735	275	1,460

Increase in cash and cash equivalents	8,746	(3,241)	11,987
Cash and cash equivalents at beginning of period	20,873	20,623	250

Cash and cash equivalents at end of period	29,619	17,382	12,237
Short-term investments in marketable securities	24,066	12,608	11,458

Total cash, cash equivalents and short-term investments	$53,685	$29,990	$23,695

     Net cash provided by operating activities for the nine months ended September 30, 2007 was $17.3 million, compared to $15.8 million for the nine months ended September 30, 2006. The increase in cash flow from operating activities was primarily attributable to our increased profitability and to improved working capital usage, offset by significant income tax payments primarily relating to our German subsidiaries.
     Net cash used in investing activities was $14.4 million for the nine months ended September 30, 2007 compared to $15.2 million for the nine months ended September 30, 2006. The decrease in cash used by investing activities was primarily due to the decrease in the net investments of our excess cash in marketable securities, partially offset by higher capital expenditures in the current year period.
     Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $4.1 million for the nine months ended September 30, 2006. The increase in net cash provided by financing activities was primarily due to the pay-off of our capital lease obligations in the prior year period and the increased proceeds from stock option exercises in the current year period.
     Our working capital at September 30, 2007 was $56.9 million, compared to $40.3 million at December 31, 2006, an increase of $16.6 million. The increase in working capital was primarily due to our increased profitability for the nine months ended September 30, 2007 and our resulting increased cash balances as we paid off our capital lease obligations in the prior year period. This was partially offset by increased net tax liabilities associated with our increased profitability.
     During the quarter ended September 30, 2007, our German income and trade tax payments were unusually high, primarily due to a one-time payment of approximately $2.1 million related to the final assessment on our timely filed 2005 tax returns, as well as a prepayment of approximately $2.1 million toward our estimated 2006 tax liability and an additional approximately $2.1 million toward our 2007 estimated tax liability. In the future, we expect quarterly cash tax payments to be more representative of the expected current year’s liability.
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
     At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the nine months ended September 30, 2007, we incurred capital expenditures of $7.2 million, of which $4.3 million and $2.9 million is related to North America and Europe, respectively. For fiscal 2007, we expect capital expenditures to total approximately $9.0 to $10.0 million. The capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. Due to the bifurcation of the European business into separate businesses, we anticipate that we will increase our capital expenditures over the near-term as certain redundant systems and platforms may need to be created in order to operate as separate businesses. In the United States and Europe, capital expenditures were applied primarily to the development of internal use software and to upgrade computer servers and networking equipment to manage increased Internet-based survey production and data collection. We expect to fund these capital expenditures by cash flow from operations.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the nine months ended September 30, 2007. The following table summarizes our contractual obligations at September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	September 30,						2012 and
	2007	2007 (1)	2008	2009	2010	2011	Thereafter
Contractual obligations:
Capital lease obligations	$24	$3	$14	$7	$—	$—	$—
Non-cancelable operating lease obligations	11,923	1,349	4,171	3,591	1,560	776	476
Management change commitments*	5	5	—	—	—	—	—

Total contractual cash obligations	$11,952	$1,357	$4,185	$3,598	$1,560	$776	$476

(1)	Includes only the remaining three months of the year ending December 31, 2007.

*	These management change commitments are a result of our management change announced in the third quarter of 2005 as described in Note 13 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     We operate primarily in the United States and Europe, and our business is expanding internationally. As a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates, primarily changes in the U.S. Dollar to Euro exchange rate, but to a lesser extent, changes in the British Pound to Euro exchange rate. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We do not expect to enter into derivative or other financial instruments for trading or speculative purposes.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our current Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements we made on August 9, 2005 and September 29, 2005 regarding our financial projections for fiscal year 2005. On October 18, 2007, the court ordered these two cases consolidated and appointed the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund as lead plaintiff. The lead plaintiff was ordered to file a consolidated complaint on or before December 3, 2007 and we have until January 21, 2008 to respond to this consolidated complaint. We believe that the allegations contained within these class action lawsuits are without merit and intends to vigorously defend the litigation.
     Our management does not expect that the outcome of any of these currently ongoing legal proceedings individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flow.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, typically identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report, including, among other things:
•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	risks related to the success of new business initiatives, including the expansion of our Ciao comparison shopping business to the United States;

•	our ability to attract traffic and merchants in the United States could fail;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our real-time sampling methodology for recruiting survey takers on the Internet;

•	our ability to accurately predict future revenue levels and our ability to manage expense commensurate with such revenue levels;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to manage or accelerate our growth and international expansion;

•	our ability to restore and sustain sales growth in our European survey business;

•	our ability to manage or accelerate our growth and international expansion;

•	risks related to foreign currency rate fluctuations;

•	our ability to integrate successfully the businesses we have recently acquired or may acquire in the future;

•	risks related to the pending class action lawsuits;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brand.
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
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our current Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements we made on August 9, 2005 and September 29, 2005 regarding our financial projections for fiscal year 2005. Specifically the complaints allege, among other things, that the these statements were materially false and misleading because (1) they failed to disclose that we were experiencing several adverse trends in our business that were negatively impacting our revenues, (2) they failed to disclose that our recent acquisition of Ciao AG in April 2005 was not a success and that Ciao AG was not performing to expectations, (3) they failed to disclose that we were materially overvaluing Ciao AG, and should have, but did not, write down the value attributed to Ciao AG and (4) that we lacked adequate internal and financial controls. These lawsuits were consolidated into a single suit in October 2007. A consolidated complaint must be filed on or before December 3, 2007, and we have until January 21, 2008 to respond to the consolidated complaint. This lawsuit is in the early stages and we cannot predict the results that will be achieved or the effect that any adverse findings in such lawsuit may have on us. An unfavorable determination in the lawsuit could result in the payment by us of monetary damages that may not be fully covered by insurance. Further, the defense of such lawsuit, even if we are ultimately successful, could have a material adverse effect on our financial results and on management’s attention to the operation of our business.
     We may not be able to successfully launch a Ciao comparison shopping business in the United States and the diversion of financial resources and management attention to this undertaking may cause our results of operations and our financial condition to suffer.
     In November 2007, we announced that we are exploring organic development opportunities for the Ciao comparison shopping business in the United States. The expansion of the Ciao comparison shopping business into the United States will increase our operating costs and will involve many risks, including, but not limited to:
•	the diversion of management attention from the core Ciao comparison shopping business in Europe;

•	our ability to translate the technical and industry skills and knowledge gained in the European comparison shopping marketplace to the United States;

•	exposing our comparison shopping business to increased US-based competition;

•	our ability to develop a community of Ciao members in the United States of sufficient size to generate meaningful product review content;

•	Our ability to develop economically feasible internet traffic to our U.S. based comparison shopping sites; and

•	our ability to attract and retain sufficient skilled staff in the United States to build the U.S.-based comparison shopping business.
Should we fail to manage these issues properly, our overall business at our European-based comparison shopping business may be negatively affected and our US based comparison shopping initiative may fail to meet expectations and our results of operations and our financial condition may suffer.
     Currency exchange rate fluctuations could lower our revenue and net income.
     We derive and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In preparing our Consolidated Financial Statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates during the period reported and spot rates at the balance sheet date. During the nine months ended September 30, 2007, the weakening of the U.S. Dollar exchange ratio against the functional currencies in which we derive revenues has positively impacted our results of operations. However, if the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our reported revenue, gross profit and net income will likely be reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot accurately estimate the effect these fluctuations may have upon future reported results or our overall financial condition.
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

Dated: November 9, 2007

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