Form 10-K
period 2007-12-31
GREENFIELD ONLINE INC
filed 2008-03-17
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $395.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2007 of $15.91.

As of March 17, 2008 there were 26,321,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2008, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

i

PART I.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained herein, including, without limitation, predictions and guidance relating to our future financial performance and customer demand for online marketing research, the growth of our comparison shopping portals, sales bookings, bid volume, backlog and strategy, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. The forward-looking statements contained herein are based on our current expectations, but they involve a number of risks and uncertainties and do not reflect the potential impact of mergers, acquisitions or other business combinations that may be completed after the date of the filing of this Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which are described in Item 1A of Part I of this Form 10-K under the heading “Risk Factors” and include, without limitation,

•	risks relating to securities class action lawsuits pending against us and some of our current and former officers;

•	risks related to the success of new business initiatives, including the expansion of our Ciao comparison shopping business to the United States;

•	our ability in the United States to attract community members to our Ciao comparison shopping portals and the resulting content they generate in the form of product and merchant reviews, and our ability to attract merchants in the United States;

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	risks related to foreign currency rate fluctuations;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our Real-Time Sampling® methodology for recruiting survey takers on the Internet;

•	our ability to attract and maintain affiliates in our affiliate network supplying Real-Time Sampling respondents;

•	our ability to accurately predict future revenue levels and our ability to manage expense commensurate with such revenue levels;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to manage or accelerate our growth and international expansion;

•	our ability to restore and sustain sales growth in our European survey business;

•	our ability to integrate successfully the businesses we may acquire in the future;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brands.

These risks are not exhaustive. Other sections of this Annual Report include a discussion of additional factors that could adversely impact our business and financial performance. Moreover, we operate in very competitive and rapidly changing environments. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Item 1.	BUSINESS

References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Ciao” refer to our Ciao GmbH subsidiary and its consolidated subsidiaries. References to “Ciao Surveys” refer to our Ciao Surveys GmbH subsidiary and its consolidated subsidiaries.

Overview

Our company collects consumer attitudes about products and services, enabling consumers to reach informed purchasing decisions about products and services they want to buy and helping companies to better understand their customers in order to formulate effective marketing strategies. Proprietary, innovative technology enables us to collect thousands of consumer opinions quickly and accurately, and to organize them into actionable form. We currently do this in two lines of business:

•	Internet Survey Solutions: Through our Greenfield Online and Ciao Surveys websites and affiliate networks, we collect, organize and sell consumer opinions in the form of survey responses to marketing research companies and end-users on a global basis.

•	Comparison Shopping: Through our Ciao comparison shopping portals we gather unique and valuable user-generated content in the form of product and merchant reviews. Visitors to our Ciao portals use these reviews to help make purchasing decisions and we derive revenue from this Internet traffic via e-commerce merchants and advertising sales.

Internet Survey Solutions

We are a leading independent provider of Internet survey solutions to the global marketing research industry. Through our proprietary Internet panels, our Real-Time Sampling capability and our international partner network we are able to supply our clients with diverse, demographically representative survey research data.

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

Comparison Shopping

Through our Ciao subsidiary we are a leading provider of online comparison shopping services in Europe including the United Kingdom via our group of Ciao websites. We operate in-language comparison shopping portals in Germany, France, the United Kingdom, Spain, Italy, Sweden and the Netherlands. Through our comparison shopping business we aggregate and display information on a vast array of consumer products in such categories as consumer electronics, motor vehicles, computers, travel services and telecommunications. In addition, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception we have collected several million product reviews. This information, together with product data, price and store information, is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. We generate revenues from e-commerce merchants that pay us lead referral fees when consumers click through to merchant websites from our shopping portals and from advertisers displaying ads on our shopping portals.

Segment Information

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and, in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries, and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and prior to the separation of the two European businesses, we allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Financial information about our reportable segments is included in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during 2007; however, we incurred operating expenses, which are included in the Ciao comparison shopping segment. In addition, in November of 2007 we implemented a global management structure for our Internet survey solutions segment.

Recent Developments

In February 2008, we announced the launch of the Ciao comparison shopping portal in the United States. This launch brings the Ciao comparison shopping portal and community to the large but highly competitive U.S market, and entails risks including:

•	the diversion of management attention from the core Ciao comparison shopping business in Europe;

•	the ability to attract members to the Ciao comparison shopping portal who will generate content in the form of product and merchant reviews;

•	the ability to generate economically feasible Internet traffic in the United States; and

•	our ability to develop product catalogues and merchant relationships in the United States.

During the second quarter of 2007, we completed the separation of our Internet survey solutions and comparison shopping businesses previously operated through our Ciao subsidiary into separate legal and operational entities. This reorganization involved many complex issues including, but not limited to, the following:

•	division and apportionment of intellectual property including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology including licensed and internally developed software, hardware and operating systems;

•	allocation of personnel to each entity;

•	division and apportionment of real estate; and

•	potential tax implications relating to the separation of the businesses.

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

Factors Affecting the Growth of Internet-Based Marketing Research

Benefits of Internet-Based Marketing Research.  We believe Internet survey solutions allow the marketing research industry to be more responsive to the challenges posed by today’s business environment.

•	Benefits to the Marketing Research Industry

Speed.  Using the Internet, marketing researchers can rapidly access, collect and process large amounts of data from diverse groups across multiple countries and languages simultaneously. Our proprietary technology allows us to identify respondents, direct them to surveys for which they may qualify, and collect survey responses from them over the Internet. Survey response time on the Internet is measured in hours and days rather than weeks and months. Our technology and expertise allow us to administer thousands of Internet surveys simultaneously.

Cost Effectiveness.  We believe that Internet survey solutions helps to reduce the cost of marketing research by decreasing data collection costs. Once qualified respondents have been identified and directed to appropriate surveys, the cost of data collection through the Internet is significantly less than through traditional methods.

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

•	Growth in Internet Penetration. Studies reflect that the percentage of the U.S. and European population using the Internet is growing. As Internet penetration increases, and in particular as broadband penetration climbs, we believe the migration from traditional data collection methods to Internet-based data collection will continue. As the population of Internet users increases, a larger and more diverse group of people become accessible to us as potential panelists and potential Real-Time Sampling participants, and the quality of our Internet survey responses will likely improve.

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

Centrally Located and Detailed Information.  We aggregate product information on several million consumer products together with thousands of merchant offers at one location so that online shoppers can compare and evaluate different brands and offers. We believe that this centrally located, detailed and organized information allows online shoppers to make informed purchasing decisions more easily and efficiently, as opposed to searching for and visiting individual merchant websites.

Ciao Community Reviews.  Since our inception, members of the Ciao community have posted several million product and store reviews on our shopping portals. These reviews may be written in any of seven languages, either as a quick review, or as a full review with a minimum word count of 120 words per review. We believe that this searchable database of consumer reviews helps consumers make informed decisions regarding products and online merchants.

•	Benefits for Merchants

Qualified Consumer Audience.  We allow online merchants the opportunity to present their offers and products to consumers who have used our online catalog and large database of consumer reviews to research products at the moment when they are pre-disposed to make a purchase.

Our Competitive Position

Internet Survey Solutions

We believe we are positioned for continued growth in our target market for Internet survey solutions and that the following strengths differentiate us from our competitors:

•	Internet Based Survey Respondents. We supply our customers survey based marketing research data, which we collect from respondents over the Internet, in two primary ways:

•	Our Internet Panels. As of December 31, 2007, our Internet panels consisted of millions of individuals that had double opted-in to participate in our surveys. We continue to actively expand the breadth and demographics of our panels to address the needs of our clients. We now have proprietary panels in over 20 countries around the world. We have a process of qualifying our panelists, which allows us to offer our clients the ability to quickly reach appropriate target audiences within our panel for a wide range of client requests, including respondents in the healthcare, automotive, Hispanic, business-to-business, information technology and international segments. We have developed panel management techniques and technology designed to maximize the efficiency and productivity of our Internet panels. We maintain a fresh and active panel by continually adding new members and seeking additional information from our panelists. These management techniques and technologies allow us to invite panelists to participate in surveys for which they are likely to qualify. Additionally, we maintain policies to protect the confidentiality of our panelists’ personal information and prohibit marketing to our panelists using information obtained through their survey participation. We believe that these policies have enabled us to develop a relationship of trust with our panelists and foster a climate that encourages their continued participation in our surveys.

•	Real-Time Sampling. In 2007, our Real-Time Sampling capability supplied a significant portion of the survey responses we collected for our customers. Real-Time Sampling allows us to invite Internet users at third party websites to participate in surveys, without the requirement that they join our panels. Internet users that accept this invitation are then directed to a proprietary software that collects certain demographic information and routes the participant to an active survey project for which he or she is likely to qualify. We believe Real-Time Sampling allows us to access the portion of the population using the Internet who are less likely to join our panels, but are willing to provide opinions about topics important or relevant to them.

•	Complete Internet Survey Solutions. We offer a wide range of Internet survey solutions that enable the global marketing research industry to conduct Internet-based research. Our complete range of survey solutions facilitates the migration from traditional survey methods to Internet-based methods and eliminates the need for our clients to develop their own Internet research capabilities.

•	Focused Sales Strategy. Our focused sales strategy seeks to incorporate our Internet survey solutions into our clients’ research proposals that they present to the end-users of the data we collect. Our client relationships are strengthened by this cooperative sales strategy which allows us to leverage their global sales forces as a distribution channel for our products and services. We do not compete with our clients for custom marketing research business from end-users.

•	Well-Established Brands and Commitment to Customer Service. Greenfield Online was founded in 1994 and we conducted our first North American Internet-based marketing research project in 1995. Ciao was founded in 1999 and conducted its first European Internet-based marketing research project in 2001. Since our inception, we have built and refined our ability to conduct Internet surveys, and maintained a commitment to industry-leading customer service. Our early entry into the Internet-based survey marketing research industry, the quality and global reach of our Internet survey solutions and our commitment to technology and customer service have enabled us to develop strong brands within the marketing research industry in North America and Europe.

Comparison Shopping

We believe we are positioned for continued growth in our target market for comparison shopping services in Europe and that the following strengths differentiate us from our competitors:

•	The Ciao Community. The Ciao community is comprised of consumers from all walks of life who have chosen to become members of one of our localized Ciao shopping portals in order to contribute product and store reviews and to take advantage of a number of interactive community features such as guest books, buddy lists and personal profiles. As of December 31, 2007, our Ciao shopping portals had over 1 million registered members. We believe that our strong community of review writers is an important asset as it creates a constant inflow of fresh, original content that positively differentiates us from our competitors and helps us attract additional visitors to our websites.

•	Our Product Reviews. We believe that the product and store reviews posted by members of the Ciao community are valuable content that helps consumers make informed purchasing decisions. Since our inception, members of the Ciao community have posted several million product and store reviews on our shopping portals. These reviews may be written in any of seven languages, either as a quick review, or as a full review with a minimum word count of 120 words per review. We believe that this makes our product review database one of the largest in the world, giving us an advantage over many of our competitors.

•	Our Pan-European Presence. We operate Ciao shopping portals in Germany, France, the United Kingdom, Spain, Italy, Sweden and the Netherlands. Many of our competitors are operating websites in their respective home markets only. We believe that our pan-European reach provides a competitive advantage as it enables us to transfer experiences learned from one country to another, increases our brand recognition with larger advertisers and retailers and diversifies our revenue risk in the comparison shopping business.

Our Strategy

Our strategy is to build upon our position as a world leader in the collection, organization, distribution and sale of consumer opinions. In addition to the strategies listed below for our Internet survey solutions business and our comparison shopping portals, we intend to achieve this goal through the development and acquisition of technologies, products and services which complement and enhance our ability to collect consumer opinions and which expand our addressable market.

•	Expand Internet Survey Solutions. Our goal is to maintain and build upon our leadership position within the global Internet survey solutions market. In order to achieve this goal, our strategy is to:

•	Provide High Quality Internet Survey Solutions. We have introduced a quality improvement program that has raised our customer satisfaction scores to their highest levels since we began tracking them. We will endeavor to maintain this level of customer satisfaction and strive to increase it through attention to customer service, process automation, and high quality research data sourced through our Internet respondent traffic.

•	Provide Our Clients High Value. We believe we can continue to improve the value of our Internet sample through our cost effective supply chain management, our use of technology to automate our business processes and our continued use of low-cost production facilities.

•	Diversify our Sources of Survey Respondents. We will continue to develop the technology that allows us to direct Internet survey respondents to appropriate surveys, whether sourced from our Internet panels or via our Real-Time Sampling capability.

•	Expand the Range of Respondents we can Reach. We intend to expand the demographic, industry and geographic range of Internet survey respondents we can reach by expanding our Internet survey solutions into such demographic areas as business-to-business decision makers and healthcare professionals as well as extending our geographic reach by enhancing our ability to deliver respondents from markets such as the Asia-Pacific region.

•	Develop New and Innovative Internet-Based Survey Solutions. New solutions, such as our media testing capabilities, integrate images, sound, video and other media directly into our surveys and provide a more interactive and engaging process than current methods.

•	Provide Faster and Better Service than Traditional Data Collection Methods. Our clients seek suppliers that can provide high-quality Internet survey respondents and fast and accurate bid-turnaround and survey programming, allowing them more time to analyze survey data and provide timely, quality research for their customers. To achieve this strategy, we leverage our automated bidding and respondent access technology, skilled project management staff and our continuous survey programming capability.

•	Expand Comparison Shopping. Our strategies to grow our comparison shopping business are as follows:

•	Improve and Enhance Product and Technology. We believe that our comparison shopping product and technology are not yet optimized to take full advantage of the market opportunity. As we believe that technology and improved user experience are critical to our success, we intend to improve and enhance our existing product and technology to make our Ciao comparison shopping portals more efficient, thereby improving our visitors’ experience, and our users’ loyalty.

•	Improve the Community Experience on our Sites to Promote User Generated Content. We believe that a better community experience on our comparison shopping portals will encourage users of our sites to generate content that other visitors will find valuable, thereby leading to improved traffic.

•	Increase Number of Categories, Products and Offers. We believe that the traffic to our comparison shopping portals would benefit from the display of a broader range of products and associated offers in our existing categories and the expansion of a broader range of categories. We therefore intend to re-launch a number of categories, enhance existing categories and add more categories, products and merchant offers to our online catalog.

•	Expand Geographically. We believe that our service can be further extended to cover additional countries and geographic regions. We are already present with localized shopping portals in Germany, France, the United Kingdom, Spain, Italy, Sweden and the Netherlands, and are considering the launch of our service in additional countries inside and outside of Europe. In February 2008, we announced the launch of the Ciao.com comparison shopping portal in the United States.

•	Increase Online Marketing Efforts. We believe that heightened awareness of our Ciao brand and service would lead to additional traffic to our comparison shopping portals.

•	Broaden Merchant and Advertiser Base. We believe that the number of merchant and advertising customers featured on our shopping portals is related to the conversion rate of website visits to paid click-throughs. We therefore intend to expand our partnerships with online retailers, advertising agencies and direct advertising customers and to cement our existing relationships within these customer groups.

Our Internet Respondent Access

As of December 31, 2007, we accessed Internet survey respondents primarily in the following ways:

Our Internet Panels

As of December 31, 2007, our Internet panels were comprised of millions of individuals, located in more than 20 countries around the world, who voluntarily double opted-in to participate in our surveys. We recruit from a diverse pool of sources, including affiliate networks, special interest, age and ethnicity-related and other websites.

We administer an affiliate program to enable broad based panel recruitment from a variety of websites. To become a member of our affiliate program (a “program affiliate”), approved website operators download images, graphics and text links enabling them to recruit members for our Internet panels on their website.

Each program affiliate receives a specific identification code and is compensated based on the number of panelists recruited through its website. Through these programs and arrangements, we acquire new panelists from program affiliates who use a variety of techniques such as conducting email campaigns with sweepstakes and other incentives and by posting new banner advertisements on their webpages. Individuals viewing or receiving these solicitations are directed to a Greenfield Online or Ciao Surveys recruiting webpage where they are asked for demographic and other personal information or this information is provided to us by the program affiliate in a co-registration process. After completing this demographic survey, or after this information is provided to us by the program affiliate in a co-registration process, potential panelists are asked to confirm their desire to be panel members by email. Upon this confirmation, the panelists are “double opted-in” and officially registered as active members of the Greenfield Online or the Ciao Surveys panels depending on their country of residence. We also recruit new panelists via our comparison shopping portals in the seven European countries in which we operate: Germany, the United Kingdom, France, Italy, Sweden, Spain and the Netherlands. In addition to being invited to join as community members, visitors to our Ciao shopping portals are invited to become members of our Internet panels. The shared registration path between our comparison shopping community and our Internet panel membership provides an efficient way to continuously recruit a broad base of panelists.

Panel Management

To extract maximum value from an Internet survey panel, proper panel management techniques must be employed. Well developed communication materials, a well-maintained website, including individual panelist web pages, and responsive help desk support personnel help to ensure that each contact we make with a panelist is a positive experience. We monitor performance metrics relating to panelist workload, responsiveness and participation and constantly test alternative communication strategies and incentive programs to ensure optimal panel productivity. We utilize an automated process to regularly probe our panel for additional profile data so that we can more accurately target our surveys and maximize the productivity of our panelists’ time. We employ several methods to help ensure that the demographic data provided by panel members is accurate. We believe that for the most part these methods allow us to have a high level of confidence in the accuracy of the data we provide. We also believe, after many years of conducting online surveys, that the vast majority of survey takers answer honestly and participate in surveys in order to have their opinions heard. Some of the methods we use are:

•	The registration process takes place before a panel member is invited to participate in a survey, so there is no incentive to submit anything but accurate information;

•	Surveys are delivered to respondents according to the demographic requirements of a survey and the panel member does not know which demographic information is used to select them as potentially qualifying for the survey;

•	Survey takers are only allowed one opportunity to take a particular survey and are not able to change their answers during multiple attempts to qualify for the survey; and

•	In North America, only one email address is allowed per panelist, which helps to prevent establishing multiple accounts for the purpose of taking surveys multiple times.

Real-Time Sampling

We have developed and implemented our Real-Time Sampling capability, primarily in our North American operating segment. Real-Time Sampling allows us to present an offer to take surveys to visitors at third party websites, and if a visitor accepts this offer, he or she is then directed to proprietary software and screening techniques to match that individual to a survey project for which they are likely to qualify. Real-Time Sampling broadens our potential pool of survey takers beyond our Internet panelists, allowing us to reach individuals who may not want to join a panel, but are willing at certain points in time to share their opinions about topics that are relevant and important to them. Real-Time Sampling capability allows us to leverage the content, communities and traffic of third party websites to attract potential respondents to our surveys. In January 2008, we began expanding the use of Real-Time Sampling as we launched the use of this capability in the United Kingdom.

Respondent Incentives

Members of our Internet panels are offered incentives for participating in our surveys. We use a combination of sweepstakes and cash incentives, administered through our own incentive program, to encourage our panelists’ participation. The incentive level for a particular survey project is based upon the length and complexity of the survey and the difficulty in finding or motivating the survey’s target audience. We typically initiate a survey with a modest incentive and can adjust the incentive level depending on the initial response of our panelists and as we invite more panelists to take the survey. With our Real-Time Sampling capability, incentives are determined by the website or publisher that refers potential survey respondents to us.

Our Products and Services

Our Internet-Based Survey Solutions

We offer survey solutions exclusively using Internet-based methods supported by our Internet respondent traffic. These survey solutions are customized to our clients’ needs, including our full-service data collection and sample solutions.

Full-Service

We program our clients’ surveys, host them on our website infrastructure, direct survey respondents to appropriate surveys and deliver the compiled data to our clients for their analysis and presentation to the end-user. Our clients can utilize our complete range of Internet survey solutions, including embedded images, sound and video, store-shelf simulation testing and other 3D image demonstrations. Our full-service solutions also include our review of survey responses for internal consistency, data tabulation and verbatim response interpretation and coding services. Our full-service solutions take research questionnaires designed by our clients from programming through data delivery. The following table describes the products and services that comprise our full-service capabilities and a representative application for each product or service.

Product	Description	Representative Application
Tracking Studies	Studies that are fielded over time to determine advertising awareness and brand usage	Automobile manufacturers track consumer awareness of their brand to evaluate the effectiveness of their media spending
Conjoint Studies	Studies that conduct a “trade-off” analysis of features/functionality	Mobile phone carriers use these studies to design service plans with features that will attract the most consumers
Concept Testing	Studies that present product concepts to potential consumers	Consumer packaged goods companies test a range of new product offerings to identify those with the most appeal to consumers
Media/Audio Testing	Studies to evaluate the persuasiveness and key message recall associated with advertising	Health and beauty care manufacturers use these studies to test different versions of a new advertising campaign to see which is most likely to result in the purchase of their product
In-Home Usage Testing	Studies that ask respondents to try new products in their home	Over-the-counter remedy manufacturers ask consumers to test their products and provide feedback on the Internet
Omnibus Studies	Shared-cost studies that enable several clients to pool small sets of questions and receive feedback within three days	All industries take advantage of this product to get fast answers to urgent marketing questions

Sample Solutions

Clients that have survey programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet based respondents.

Comparison Shopping

Through our comparison shopping business, we aggregate and display information on several million consumer products in categories such as consumer electronics, motor vehicles, computers, travel services and telecommunications. Since 1999, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. Since our inception, we have collected several million product reviews. This information is used by visitors to the Ciao shopping portals to compare product features, attributes and prices at various online retailers, in order to make informed purchasing decisions. Through Ciao’s shopping portal traffic, we are able to offer advertising products and services to merchant websites. We monetize our Ciao comparison shopping Internet traffic by presenting interested consumers with relevant offers from e-commerce merchants, and we receive revenue from those merchants when a Ciao visitor clicks through from one of the Ciao shopping portals to the merchant’s website. We also monetize our comparison shopping Internet traffic by selling advertising on our shopping portals.

Our Customers

Our primary target market for our Internet survey solutions is full-service custom marketing research and consulting firms. We provide Internet survey solutions to firms of all sizes in this marketplace. In our North American and Ciao Internet survey solutions segments, many of our top ten clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. In 2007, our global top ten clients constituted approximately 38% of our consolidated net revenue, and represented 162 separate customers. Of our global top ten clients, no individual client accounted for 10% or more of our consolidated net revenue. In North America, our top ten clients constituted approximately 42% of our North American Internet survey solutions segment net revenues, and represented 50 separate customers. In 2007, no one client accounted for more than 10% of our North American Internet survey solutions segment net revenues. One client Taylor Nelson Sofres, Plc (“TNS”) operating through 22 separate customers, represented approximately 13% of our Ciao Internet survey solutions segment net revenues. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 51% of our Ciao Internet survey solutions segment net revenues and were comprised of 93 separate customers. We do not have long term contracts for defined purchase of Internet survey solutions with our largest clients.

Our primary market for our comparison shopping business is e-commerce and online merchant sites such as eBay and Amazon, and search engines such as Google, and online advertisers. Two clients, Google, Inc. and eBay, Inc., accounted for approximately 27% and 16%, respectively, of our Ciao comparison shopping segment net revenues. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 58% of our Ciao comparison shopping segment net revenues. We do not have long term contracts for defined purchase of comparison shopping solutions with our largest clients.

We have over 50 active partner programs in North America and Europe with our Internet survey solutions customers. Our partner program in North America provides preferred pricing, dedicated sales and service account teams and integrated marketing support and tools, as well as customized marketing materials to support the Internet research sales efforts of these client partners. We also have integrated systems for pricing, project-scoping and the project-delivery process with these clients. In Europe, our partner program is primarily focused on preferred pricing. Because we are exclusively an Internet survey data provider and not a custom marketing research business, our clients often seek our participation in their sales and marketing efforts and integrate our ability to collect survey data over the Internet into their research proposals as a critical selling component.

Sales and Marketing

In our Internet survey solutions business, we use a combination of sales professionals, account executives and our automated bid technology to maximize the personal interaction between sales professionals and current and prospective clients, while minimizing our sales and marketing costs. In the last few years, we made substantial investments in our sales infrastructure to better serve our clients and enter new markets. In North America, we have established regional offices in Encino, California and Toronto, Ontario, and have sales representatives located in offices across the United States as well as in Tokyo, Japan through a newly established subsidiary.

Through Ciao Surveys we have sales offices in the United Kingdom, Germany, France, the Netherlands and Australia. Accordingly, our sales professionals are assigned to geographic, client-based and industry-specific territories and, in certain instances, to specialized research markets. As of December 31, 2007, we employed 85 sales professionals focused on our Internet survey solutions business. By selling through the marketing research channel, we experience significant sales leverage and return on invested sales and marketing dollars.

Through our Ciao comparison shopping segment we operate sales offices in Germany, France, the United Kingdom and California. As of December 31, 2007, we employed 24 sales professionals focused on our comparison shopping business. Our sales and marketing professionals are assigned to specific territories and target two groups, e-commerce merchants and advertisers. For e-commerce merchants, we sell primarily based on a cost per click (“CPC”) basis. For advertisers, we sell primarily based on a cost per thousand of ad impressions (“CPM”) basis. We target businesses that we feel are a suitable fit for our website and contact these potential customers to discuss the needs of their business and how we may assist them. We believe that this personal interaction with our customers allows us to better understand the needs of e-commerce merchants and advertisers, which provides for a better relationship and therefore increased revenue opportunities.

Competition

Internet Survey Solutions

We currently compete with Internet-based survey data collection providers, Internet sample providers that provide access to survey respondents but do not offer survey technologies, technology companies that have developed tools for conducting Internet marketing research and traditional marketing research companies. In a broader sense, we also compete with suppliers of survey data collection services that use traditional methodologies, such as telephone interviewers, mall interviewers and direct mail operators. The primary competitive factors in the survey data collection industry include the quality and timeliness of data collection, the price of products and services and overall reputation in the marketplace. We believe we distinguish ourselves from our competitors through a combination of high-quality service provided by experienced professionals, client responsiveness, the quality and diversity of our Internet sourced survey respondents, process efficiencies and a dedicated focus on servicing the marketing research industry.

In North America, we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., OpenVenue (now owned by Research Now Plc.), Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/Bloomerce, Novatris, Lightspeed Online Research, Inc., ToLuna Plc and Research Now Plc.

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

Comparison Shopping

We currently compete with websites focused on comparison shopping services, online retailers that aggregate many types of consumer products and services and large search engines and portals.

In Europe, our comparison shopping business competes against companies such as Yahoo Shopping (Kelkoo), Shopping.com, Shopzilla, Idealo, Billiger, Froogle, DooYoo, Pricerunner and other comparison shopping sites.

In the United States, our comparison shopping business faces competition from companies such as Amazon.com, Yahoo Shopping, Pricegrabber, Shopping.com, Shopzilla and Nextag, and a variety of other smaller comparison shopping companies.

Technology and Intellectual Property

Our systems are based on internally-developed and third-party software, and have been designed to reduce downtime in the event of outages or catastrophic occurrences. In North America we host our primary technology systems at our Wilton, Connecticut data center. Our Wilton facility is equipped with our own uninterruptible power supply, redundant power generators, heating, ventilation, air conditioning and fire suppression systems. Data is securely transmitted nightly to a server located at an offsite, third party disaster recovery facility. In Europe, our primary technology system is hosted in a third-party co-location facility in Munich, Germany where data is backed up on a daily basis.

In North America, we utilize the Confirmit survey development software program created and licensed by Future Information Research Management. In Europe we utilize the Surveycenter survey development software program created and licensed by Global Park GmbH. We use these software programs to program our surveys so that they can be displayed through the Internet and be taken by our survey respondents. We believe that these software programs represent the current standard in the Internet-based marketing research data collection industry.

In 2006, we completed the initial development and launch of our new Unified Panel System (“UPS”). In 2007, UPS was integrated into 100% of the North American Internet survey solutions business. UPS is an integrated suite of proprietary software applications designed to get survey respondents to the right survey at the right time, and in real time. The primary components of our UPS platform include:

•	Survey Management System (“SMS”). SMS is an application designed to invite or direct survey respondents to appropriate surveys based on client specified demographic criteria, track completed surveys and completed quota groups within surveys, and manage panelist incentives;

•	Panel Acquisition and Management System (“PAM”). PAM is an application designed to manage the process by which panelists are recruited, registered, profiled and given incentives. PAM integrates the process of managing our panel recruiting partners, initiates the panel profiling process and updates profiles as additional information is available, and tracks and manages incentives;

•	My SurveyCenter (“MSC”). MSC allows panelists to update and enhance their profiles so that we may better target surveys to match their interests. MSC also allows us to dynamically display survey invitations on individualized panelist web pages. These individual web pages also allow panelists to view their survey and incentive history and request payment; and

•	Decision Support System (“DSS”). DSS is a data warehouse application that allows our panel managers and project directors access to data generated by SMS and PAM, enabling them to make decisions regarding production scheduling, panel usage and feasibility.

Our computer systems are susceptible to planned overloads initiated by third-parties, commonly referred to as denial of service attacks. While it is impossible to prevent a denial of service attack without disconnecting our computer systems from the Internet, in North America we have taken measures to reduce the potential harm such an attack could cause by:

•	employing a geographically distributed multi-site architecture of web sites and applications creating separately located and redundant back-up systems, which minimizes the risk of a total shutdown due to a denial of service attack targeted at a specific location; and

•	subscribing to multiple Internet Service Providers and being assigned multiple network blocks or groups of Internet addresses within these ISPs, which provides us with flexibility in switching between Internet addresses and service providers during an attack targeting specific Internet addresses.

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

Our comparison shopping portals are based on internally-developed technology, which was built to be highly available and scalable. The platform includes the following key components: search and navigation; product catalog and merchant offer integration; and community platform.

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

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements and license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States and have applied for and obtained registrations in the United States for some of our trademarks and service marks. Millward Brown, Inc. owns the rights in the United States to the names Greenfield and Greenfield Online, holds a U.S. registration for the Greenfield mark and has a pending registration in the United States of the Greenfield Online mark. We maintain an exclusive, perpetual, royalty-free license from Millward Brown, Inc. (as successor to Greenfield Consulting Group, Inc.) to the Greenfield Online trademark for Internet qualitative and quantitative marketing research data collection services and to use the Greenfield name as part of our Internet domain names. Ciao!®, Real-Time Sampling®, GoZing®, GoQuote®,

SAM®, Stay Ahead®, Research Revolution®, NetReach®, FieldSource® and OpinionSurveys.com®, Curizontm, Text2Expresstm, and GoSampletm are some of our trademarks, trade names and service marks. Neither we nor Millward Brown, Inc. have sought trademark registration of the Greenfield or Greenfield Online names outside the United States. Through our acquisition of the OpinionSurveys.com panel in October 2004, we acquired title to the domain names OpinionSurveys.com and OpinionSurvey.com, as well as certain intellectual property associated with the OpinionSurveys.com panel, including a pending application to register OpinionSurvey. Through our acquisitions of goZing and Ciao we have acquired numerous domain names, including goZing.com, and Ciao.com, as well as intellectual property associated with these domains. Effective trademark, service mark, copyright and trade secret protection for intellectual property may not be available in every country in which our products and services are made available through the Internet.

Financial Information about Geographic Areas

For financial information regarding our reportable segments and geographic areas, please refer to Note 14 included in the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Backlog

As of March 3, 2008, we had a backlog for Internet survey solutions of approximately $20.4 million, of which approximately $15.0 million and $5.4 million are in North America and Europe, respectively, as compared to a backlog of approximately $19.6 million on March 1, 2007, comprised of approximately $14.6 million in North America and $5.0 million in Europe. Backlog for Internet survey solutions is defined as signed contracts for Internet survey solutions that we expect to complete and deliver to clients during the 2008 fiscal year. We do not present backlog figures in connection with comparison shopping click-through revenues because our agreements with the merchants displaying offers on our comparison shopping portals (i) generally do not contain a maximum contract amount, (ii) are cancelable with short notice, and (iii) are subject to many variable factors such as traffic volume, costs-per-click and conversion rates.

Employees

As of December 31, 2007, we employed a total of 778 people; 252 in India, 187 in Germany, 129 in the United States, 60 in Poland, 56 in Canada, 50 in Romania, 26 in the United Kingdom, 12 in France, 4 in the Netherlands and 2 in Australia. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Available Information

We make available free of charge on or through our Internet website at www.greenfield.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov.

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

In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. These substantially similar lawsuits were consolidated in October of 2007 and an Amended Consolidated Complaint was filed on January 22, 2008 that assert claims pursuant to Rule 10b-5 of the Securities Exchange Act of 1934, Sections 10(b) and 20(a) promulgated thereunder, against the Company, its current Executive Vice President and Chief Financial Officer and its former President and Chief Executive Officer. Specifically, the Amended Consolidated Complaint alleges, among other things, that these statements were materially false and misleading because (1) they misrepresented the size of our online panel and (2) they failed to disclose that we were engaged in improper accounting practices. An unfavorable determination in the lawsuit could result in the payment by us of monetary damages which may not be covered by insurance. Further, the defense of such lawsuit, even if we are ultimately successful, will require us to incur significant costs and diversion of management time and focus all of which could have a material adverse effect on our results of operations and financial condition.

We may not be able to successfully launch a Ciao comparison shopping business in the United States and the diversion of financial resources and management attention to this undertaking may cause our results of operations and our financial condition to suffer.

In February 2008, we announced that we had launched the Ciao comparison shopping business in the United States. The expansion of the Ciao comparison shopping business into the United States will increase our operating costs and will involve many risks, including, but not limited to:

•	the diversion of management attention from the core Ciao comparison shopping business in Europe;

•	our ability to translate the technical and industry skills and knowledge gained in the European comparison shopping marketplace to the United States;

•	exposing our comparison shopping business to increased US-based competition;

•	our ability to develop a community of Ciao members in the United States of sufficient size to generate meaningful product review content;

•	our ability to develop economically feasible internet traffic to our US-based comparison shopping sites; and

•	our ability to attract and retain sufficiently skilled staff in the United States to build the US-based comparison shopping business.

Should we fail to manage these issues properly, our overall business at our European-based comparison shopping business may be negatively affected and our US-based comparison shopping initiative may fail to meet expectations and our results of operations and our financial condition may suffer.

Our strategy to separate our Ciao Internet survey solutions and Ciao comparison shopping business into separate legal and operating entities may still have unforeseen consequences for the Ciao business as a whole and our results of operations and financial condition may suffer.

In the second quarter of 2007, we completed the process of separating our Internet survey solutions and comparison shopping business operated through our Ciao GmbH (“Ciao”) subsidiary into separate legal and operational entities. This reorganization involved many complex issues including, but not limited to, the following:

•	division and apportionment of intellectual property, including trademarks and Internet domain names;

•	division and apportionment of the intertwined Ciao Internet panel member and Ciao shopping member databases;

•	division and apportionment of technology, including licensed and internally developed software, hardware and operating systems;

•	allocation of personnel to each entity;

•	division and apportionment of real estate; and

•	potential tax implications relating to the separation of the businesses.

In executing the separation of our Internet survey solutions and comparison shopping business operated through Ciao, we faced complex commercial, legal, corporate and tax issues, which may result in unintended negative consequences with regard to our customer relationships, employee relationships, panelist relationships, comparison shopping member relationships and our domestic and international tax positions. Should we not be able to successfully manage any unforeseen consequences that may arise, either or both of our European-based businesses may be negatively affected and our results of operations and our financial condition may suffer.

If we are unable to maintain the size or demographic composition of our Internet panels, our clients may reduce or stop using our products and services.

The commercial viability of our marketing research data and our overall Internet survey solutions business is dependent on our ability to attract and maintain active panelists and ensure optimal panel composition to accommodate a broad variety of marketing research requests. There is currently no historical benchmark by which to predict the optimal size of research panels to ensure high response rates and maximum revenue generation per panelist. If we are unable to accurately determine or build optimal-sized panels, our current panelists may become overused and unresponsive to our requests to participate in surveys. If we fail to regenerate our panel with new and active panelists on a regular basis, the size and demographic diversity of our Internet panels may decrease and our clients may reduce or stop using our products and services, which may lead to a decline in our revenue.

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

In the past, the responsiveness of our panelists has been variable and a function of the length of the surveys to be completed and the incentives offered to our panelists in exchange for their participation. The incentives we offer panelists to participate in surveys generally consist of the opportunity to enter into sweepstakes and win prizes or direct cash incentives; however, the panels acquired as a result of our acquisitions of Zing Wireless, Inc. (“goZing”) and Ciao have been managed using a guaranteed, cash-based incentive system. We currently utilize a mix of both prize-based and direct cash incentives. If our response rates decline, we may be required to increase the amount of cash based incentive offers, or otherwise increase incentives or undertake more costly campaigns to retain our current panelists, our operating expenses may increase and our operating income may decline.

If we were to lose, or if there were a material reduction in business from our largest clients, our net revenue might decline substantially.

Our ten largest clients accounted for approximately 38% of our total net revenue for the twelve months ended December 31, 2007. In our reportable segments of North American Internet survey solutions, Ciao Internet survey solutions and Ciao comparison shopping we derived approximately 42%, 51% and 58% of net revenue from our ten largest clients in each respective segment in the twelve months ended December 31, 2007.

Taylor Nelson Sofres, Plc (“TNS”), which has accounts with us through 22 separate affiliates, accounted for approximately 13% of our Ciao Internet survey solutions segment net revenues. Google, Inc. and eBay, Inc. accounted for approximately 27% and 16%, respectively, of our Ciao comparison shopping segment net revenues. In calculating the revenue received from a particular client, we have aggregated all revenue from companies we know to be under common control. If we lose business from any of our top clients, our revenue may decline substantially.

A substantial portion of our comparison shopping portal traffic is derived through optimization of search engine results and changes in these algorithms may cause our comparison shopping revenue to decline.

A substantial portion of our comparison shopping portal traffic is derived from search engines, which direct search engine users to our Ciao comparison shopping portals. Periodically, major search engines revise their algorithms and quality indices, and in such cases we may experience a substantial reduction in search engine generated comparison shopping Internet traffic, which we may not be able to rapidly replace, if at all. As our revenue from our comparison shopping business is largely derived as a result of Internet traffic to our comparison shopping portals, a decline in such Internet traffic will adversely affect our revenue from our comparison shopping business.

If members of the Ciao community cease to provide us with reviews, the number of consumers using our service and our revenues could decline.

Our comparison shopping business contains a significant amount of user-generated content, primarily reviews of products, services and merchants. This content is created by members of our Ciao community, many of whom receive nominal payments from us for our use of this content. In addition, though we provide tools to allow the community to rate the helpfulness of reviews and discourage poor quality reviews, we do not approve, edit or modify any consumer-generated content on our service. Ciao members have, in the past, submitted profane or other undesirable content, which could offend our consumers or merchants. A small number of our overall registered members have created a significant portion of our review content. If Ciao members cease authoring reviews or if the quality of their reviews deteriorates, the number of consumers using our service could decline, which could result in a decrease in revenues, adversely impacting our results of operations.

If we fail to grow the number of consumers and merchants that use our comparison shopping service, our financial results could suffer.

Our relationships with consumers and merchants are mutually dependent. We believe consumers will not use our comparison shopping service unless we offer extensive product listings from merchants and that merchants will not use our service unless consumers actively use it to purchase products from them. It is difficult to predict the degree to which consumers and merchants will use our service in the future. Merchants who enter into contracts with us for our service, are not required to pay us any minimum amounts or to list a minimum number of products, and they may terminate their agreements with us at any time on short notice. Additionally, merchant attrition or reductions in merchant spending could reduce the comprehensiveness of the listings presented on our service, which could lead to fewer consumers using our service. The top relevant merchant listings that we display in our response to a consumer query in some product categories is selected based on the amount paid by the merchant to us. As a result, consumers may perceive our service to be less objective than those provided by other online shopping solutions. Consumers who dislike changes to our service may stop using it, and merchants who dislike the quality of lead referrals that we send to them may cease to use our service or reduce overall spending for our service. If we fail to achieve and maintain a large and active base of consumers and merchants using our service or if a large number of merchants were to significantly reduce the number of their products listed with us, the quality of the shopping experience we offer consumers may decline, leading to a reduction in the number of consumers using our service, and our revenues and financial results would decline.

A substantial portion of our Internet survey solutions data comes from individuals who are not members of our panels, but respond to our Real-Time Sampling offers. Should the marketing research industry reject this capability, or if its effectiveness declines and costs increase we may have inadequate sample supply to meet current demand, and may be required to spend more money acquiring sample, and our margins may decline.

A substantial portion of our Internet survey solutions data comes from individuals who are not members of our panels, but respond to our Real-Time Sampling offers. The proportion of our Internet survey solutions data obtained via Real-Time Sampling has been increasing since we began this initiative. If the marketing research industry rejects this capability, or if it demonstrates limited acceptance, or if the capability does not continue to prove effective, we may not be able to meet current demand for Internet survey solutions data and our sales may suffer. In addition, we may be required to spend more money acquiring survey sample, and our margins may decline.

We may not be able to successfully compete with other Internet survey solutions providers, marketing research firms and other potential competitors, which may cause us to lose sales or experience lower margins on sales.

The market for our products and services is highly competitive. In North America we compete for clients with numerous Internet survey solution providers, such as Survey Sampling, Inc., Global Market Insite, Inc., e-Rewards, Inc., Lightspeed Online Research, Inc., OpenVenue, Decision Analyst, Luth Research, Inc., MyPoints, and Common Knowledge, as well as large marketing research companies, such as Taylor Nelson Sofres, Plc, The Kantar Group and Harris Interactive, Inc., which maintain their own panels of online respondents. In Europe we compete against Internet survey solutions providers such as Survey Sampling/Bloomerce, Novatris, Lightspeed Online Research, Inc., ToLuna Plc and Research Now Plc. We expect to face intense competition in the future from other marketing research data collection firms that develop Internet-based products and services.

We also expect to face competition from other companies with access to large databases of individuals with whom they can communicate through the Internet, such as email service providers and Internet-based direct marketers, as well as companies that develop and maintain a large volume of Internet traffic on their websites, such as large Internet portals, networks and search engines. These companies may, either alone or in alliance with other firms, enter the Internet-based marketing research data collection market. In addition, such firms face low entry barriers to the sample-only segment of the Internet-based marketing research data collection market.

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

The business of providing comparison shopping services is highly competitive. Any service that helps consumers find, compare or buy products or services is a competitor to us. Our competitors may be categorized as focused comparison shopping websites, search engines and portals, online retailers, and other specialized shopping services which provide user generated reviews of consumer products, services and merchants.

Focused comparison shopping websites.  Several companies focus exclusively on providing comparison shopping services. In Europe our principal competitors in this group are: Yahoo Shopping (Kelkoo), Shopping.com, Shopzilla, Idealo, Billiger, Froogle, DooYoo, Pricerunner and other comparison shopping sites. In the United States our principal competitors in this group are: Yahoo Shopping, Pricegrabber, Shopping.com, Shopzilla and Nextag, and a variety of other smaller comparison shopping companies. If we are not able to successfully compete against these and other competitors, our revenues and financial results would suffer.

Search engines and portals.  Search engines and portals serve as origination websites for consumers to find products. Many have large audiences of visitors, consumers and merchants, established brand recognition, loyal users, and significant financial resources and personnel at their disposal. We rely on search engines for a substantial portion of the consumers visiting our websites. Yahoo! provides a service similar to ours, and Google has developed a search engine for finding products for sale online. If these search engines were to change their algorithms or otherwise restrict the flow of consumers visiting our websites, our revenues and financial results would suffer.

Online retailers.  Online retailers serve as destination websites from which consumers directly buy products. They are skilled at building customer loyalty and generating repeat business. Consumers may bypass our service in favor of going straight to retailer websites. In addition, these online retailers may begin to aggregate product and merchant reviews and may therefore compete more vigorously with us for search engine generated traffic and become more attractive to consumers. This risk is compounded because several of these online retailers, such as Amazon.com and eBay, are also our largest customers. If consumers bypass our service in favor of direct contact with online retailers, our revenues and financial results would suffer.

Consumer Review Sites.  We offer consumer reviews on a wide variety of products, services and merchants generated by our members. These consumer reviews aid us in generating search engine traffic. Other websites gather user generated reviews and either use them for their own commercial purposes or license them for display within online retailer websites. Other websites use online web-crawling software to scan weblogs for consumer sentiment about products and services. These businesses may enable online retailers to display consumer reviews that rival or exceed our reviews thereby diverting search engine traffic away from our site and making our offering less attractive.

Competition may limit our growth and increase our costs of doing business. Many of our competitors have significantly longer operating histories, larger and broader customer bases, and greater technical expertise, brand recognition and online commerce experience. Many of our competitors have greater financial resources than we do to invest in marketing and promotional campaigns, attracting consumers and merchants, and hiring and retaining key employees. If we are to remain competitive, we must invest substantial resources in our business with no assurance of any additional revenues. If consumers and merchants forego the use of our service for those of our competitors, our revenues and financial results would suffer.

If we fail to detect and remove fraudulent clicks, we could lose the confidence of our merchants, thereby causing our business to suffer.

Click fraud is an increasing problem for businesses that earn revenue through the referral of Internet traffic from one website to another, such as in the comparison shopping industry, and we are exposed to the risk of fraudulent clicks on our site. Click fraud occurs when a person or robotic software clicks on a merchant listing for some reason other than to view the underlying content. We have from time to time credited invoices or refunded revenue to our customers due to click fraud, and we expect to continue to do so in the future. The perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our site. If our fraud detection and click filtering systems are insufficient, or if we find evidence of past fraudulent clicks, we may have to issue credits or refunds retroactively to our merchants. This would negatively affect our profitability and hurt our brand. If fraudulent clicks are not detected and removed from our site, the affected advertisers may experience a reduced return on their investment in our services because the fraudulent clicks will not lead to actual sales for the merchants. This could lead the merchants to become dissatisfied with our service, which could lead to loss of merchants and revenue and could materially and adversely affect our financial results.

Currency exchange rate fluctuations could significantly affect our operating results and financial position.

During 2007, we derived and expect to continue to derive, a significant portion of our revenue in markets outside of the United States, primarily Europe and the United Kingdom. Our contracts in Europe including the United Kingdom are denominated primarily in Euros and the British Pound. In addition, a significant portion of our net assets, including our cash, cash equivalents and from time to time, investments in marketable securities, are denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. If the U.S. dollar strengthens relative to local currencies, particularly the Euro and the British Pound, our operating results and financial position may be materially reduced. Given the global, complex political and economic dynamics that affect exchange rate fluctuations, we cannot estimate the effect that these fluctuations may have upon future reported results or our overall financial condition.

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

Some of our large clients that have the financial resources and sufficient need for Internet survey solutions may decide to build their own Internet-based panels. Should some or all of these clients decide to build their own Internet-based panels and succeed in doing so, their need for our products and services could be reduced or eliminated. Additionally, should our smaller clients consolidate and achieve sufficient scale, it may become economically feasible for them to build their own Internet-based panels. If they do so, their need for our products and services could be reduced or eliminated. In either case, our revenue would decline.

If we do not keep pace with technological change, we may be unable to implement our business strategy successfully.

The marketing research data collection industry, particularly the Internet-based marketing research data collection industry, and the comparison shopping industry are characterized by intense competition, rapid new product and service developments and evolving methodologies. To succeed, we will need to effectively develop and integrate various software programs, technologies and methodologies required to enhance and improve our Internet survey solutions and comparison shopping portals. Any enhancements of new products or services must meet the needs of our current and potential clients and achieve significant market acceptance. Our success will also depend on our ability to adapt to changing technologies within the Internet survey solutions industry and the comparison shopping industry by continually improving the performance features and reliability of our products and services and our operating platforms. We may experience difficulties that could delay or prevent the successful development and introduction of new operating technologies or the marketing of new products and services. We could also incur substantial costs if we need to modify our products and services or infrastructure to adapt to these changes.

If we are unable to manage and support our growth effectively, we may not be able to execute our business strategy successfully.

We have rapidly expanded our international operations, but have limited experience expanding sales and operations facilities in foreign countries. In addition, we recently launched our Ciao comparison shopping business in the United States. If we fail to successfully expand our sales and marketing efforts in the United States and throughout the world, we will be unable to adequately address a sizeable portion of the worldwide market for Internet-based survey data collection and may not be able to grow our business at the rate we anticipate.

Our employee base has grown from 54 in February 2002 to 778 as of December 31, 2007, including employees of our subsidiaries in Canada and India, and Ciao and its subsidiaries. We are integrating new personnel to support our growth, which makes it difficult to maintain our standards, controls and procedures. Members of our senior management team are required to devote considerable amounts of their time and attention to this expansion and integration, which reduces the time and attention they have to manage our operations and pursue strategic opportunities. If we are unable to successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations, we may not be able to effectively manage our growth.

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

Increased security risks relating to online commerce may deter future use of our services.

Concerns over the security of transactions conducted on the Internet and the privacy of Internet users may inhibit use of the Internet and other online services, including our market research and comparison shopping businesses. Any misappropriation of third-party information collected by us or an Internet provider or an adverse judicial determination relating to the use or dissemination of such information could deter people from using the Internet to conduct transactions that involve transmitting confidential information such as online commerce, which would harm our business.

We have significant operations in India that could be limited or prohibited by changes in the political or economic stability of India or government policies in India or the United States.

As of December 31, 2007, we had a team of 252 professionals in India, who provide us with project management, data processing and other services. The development of our operations center in India has been facilitated partly by the liberalization policies pursued by the Indian government over the past decade. A significant change in India’s economic liberalization and deregulation policies could increase our labor costs or create new regulatory expenses for us. In addition, the Indian tax authorities have granted us a tax holiday that is currently set to expire in March 2009. Also, numerous states have introduced legislation aimed at restricting overseas outsourcing and encouraging U.S. businesses to keep their operations within the United States. If these or similar laws or regulations are enacted, our ability to continue overseas operations could be harmed and our competitive position would be damaged.

Acquisitions or investments in other companies may have a negative impact on our business and our stock price.

As part of our strategy to expand our Internet panels, our technology infrastructure and products and services, we may consider acquiring or making investments in competing and complementary businesses, services, products or technologies as appropriate opportunities arise, such as our prior acquisitions and integration of OpinionSurveys.com, Rapidata.net, Inc. (“Rapidata”), goZing and Ciao. The risks we may face in acquiring or investing in such businesses include:

•	difficulties with the integration and assimilation of the acquired business, including maintaining the frequency of survey participation of panelists who join our panel through acquisitions, and operational inefficiencies resulting from operating with multiple and potentially incompatible systems until integration is complete;

•	diversion of our management team’s attention from other business concerns;

•	availability of favorable acquisition or investment financing;

•	potential undisclosed liabilities associated with acquisitions;

•	loss of clients resulting from their desire to diversify their online sample data sources as we increase our market share by acquiring or investing in complementary businesses;

•	loss of key employees of any acquired business; and

•	our ability to successfully operate and grow business units within the acquired companies that provide products and services other than Internet survey solutions or comparison shopping.

Acquisitions or investments may require us to expend significant amounts of cash. This would result in our inability to use these funds for other business purposes. Additionally, if we fund acquisitions through new issuances of our common stock, our stockholders will be diluted, which may cause the market price of our common stock to decline. If we fund acquisitions by incurring indebtedness, it may require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes. The potential impairment or write-off of goodwill and other intangible assets related to any such acquisition, such as we experienced with Ciao, may reduce our overall earnings, which in turn could negatively affect the price of our common stock.

Our success depends on our ability to retain the current members of our senior management team and other key personnel.

Our success depends to a significant extent on the continued services of our core senior management team of Albert Angrisani, CEO; Robert E. Bies, Executive Vice President and CFO; Jonathan A. Flatow, Chief Administrative Officer; Hugh Davis, Executive Vice President and Co-Founder; Keith Price, Executive Vice President; and Daniel Keller and Stephan Musikant, both Managing Directors of Ciao GmbH. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly, disruptive to our business, and might require us to grant significant equity awards or other incentive compensation, which could adversely impact our financial results. We do not maintain key-person life insurance for any of our management personnel or other key employees.

If we fail to continue to attract and retain project management professionals and other highly-skilled personnel, we may be unable to successfully execute our business strategy.

Our businesses and our success depend upon our ability to attract, retain and motivate highly-skilled project management professionals and other technical, managerial, marketing, sales and client support personnel throughout the world. Because competition to attract trained professional, technical and project management personnel is intense in our industries, we may experience difficulty attracting, integrating or retaining the number of qualified personnel needed to successfully implement our business strategy. If we are delayed in recruiting key employees, we may be forced to incur significant additional recruitment, compensation and relocation expenses. If we are unable to hire and retain such personnel in the future, we may not be able to operate our business as we do today or meet the needs of our clients. In the event of a departure of one of our key personnel, we could incur severance obligations and other expenses that could be significant.

We do not have adequate plans or procedures in place to allow us to rapidly rebuild our operational and technical infrastructure in case of a catastrophic event in our comparison shopping business and may not have adequate plans and procedures in connection with our Internet survey solutions business.

Our ability to provide our Internet survey solutions and comparison shopping services depends on the efficient and uninterrupted operation of our computer and communications systems. Our services have experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks, fire, flood, hurricane, terrorism and similar events. Our business interruption insurance, if any, and our nightly backup of critical data for the North American Internet survey solutions business only may not adequately compensate us for losses that may occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and cause our revenues to decline.

We may be at a competitive disadvantage if we are unable to protect our proprietary rights or if we infringe on the proprietary rights of others, and related litigation could be time consuming and costly.

Because we operate our businesses through websites and rely heavily on computer hardware and software, proprietary rights, particularly trade secrets and copyrights, are critical to our success and competitive position. The actions we take to protect our proprietary rights may be inadequate. In addition, effective copyright, trademark and trade secret protection may be unenforceable or limited in certain countries and, due to the global nature of the Internet, we may be unable to control the dissemination of our content and products and the use of our products and services. In addition, third parties may claim that we have violated their intellectual property rights. For example, companies have recently brought claims against other Internet companies regarding alleged infringement of patent rights relating to methods of doing business over the Internet. To the extent that we violate a patent or other intellectual property right of another party, we may be prevented from operating our businesses as planned or may be required to pay damages, obtain a license, if available, for the use of the patent or other right to use a non-infringing method to accomplish our objectives.

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

We may be subject to costly litigation arising out of information presented on or collected in connection with our services, and the litigation could have a material adverse effect on our business if decided adversely.

Claims could be made against us under U.S. and foreign law for defamation, libel, invasion of privacy, deceptive or unfair practices, fraud, negligence, product liability, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our comparison shopping portals or based on our collection and use of information. The law relating to the liability of online companies for information carried on, disseminated through or collected by their services is currently unsettled. Our comparison shopping services include consumer-generated reviews from our Ciao websites, which include information regarding the quality of goods, and the reliability of merchants that sell those goods. Claims could be made against us for information contained in that content. In order to reduce exposure to liability for information disseminated through our comparison shopping services, we could be required to make substantial expenditures and discontinue some service offerings. Any such response could materially increase our expenses or reduce our revenues. Our liability insurance, if any, may not be adequate to indemnify us if we become liable for information disseminated through our portals or survey data. Any costs incurred as a result of such liability that are not covered by insurance could reduce our profitability or cause us to sustain losses, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may also be subject to claims or regulatory action arising out of the collection or dissemination of personal, non-public information of users of our service.

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

•	fluctuations in general economic conditions;

•	demand for marketing research products and services generally;

•	fluctuations in the marketing research budgets of the end-users serviced by our marketing research clients;

•	the failure of our large clients to win Internet-based marketing research projects;

•	fluctuations in foreign currency exchange rates;

•	lower than expected project win-rates;

•	the development of products and services by our competitors;

•	project cancellations by our clients or changes in project completion dates by our clients, thereby affecting the timing of our recognition of revenue; and

•	changes in search engine algorithms.

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

We may lose some or all of the value of our cash equivalents and short term investments.

In light of recent changes in the credit market, some of our short term investment securities may suffer illiquidity or events of default. Our cash equivalents and investments in marketable securities are not, in every case, guaranteed or fully insured. From time to time, we may suffer losses on such holdings, which could have a material adverse impact on our operations and financial position.

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

The United States federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which took effect on January 1, 2004, imposes a series of new requirements on the use of commercial email messages and directs the FTC to issue new regulations that define relevant criteria and to enforce the Act. Among other things, one proposal being examined by the FTC is a federal “Do Not Email” registry. The CAN-SPAM Act and the regulations enforcing the Act may significantly impact the manner in which we recruit and communicate with our panelists. It may also expose us to potential liability or require us to change or abandon our webmaster affiliate program and other recruitment techniques. We may also need to develop technology or systems to comply with the Act’s requirements for honoring “opt-out” requests. Additionally, there are many state statutes that purport to regulate the distribution of commercial email. If we cannot comply with the requirements of the CAN-SPAM Act or these state statutes, we may need to cease operating portions of our business, which could reduce our revenue.

The United States federal Internet Tax Freedom Act (the “ITFA”) that was originally passed in 1998 prohibited states or political subdivisions from (i) imposing new taxes on Internet access and (ii) imposing multiple and discriminatory taxes on e-commerce. The ITFA originally expired on October 21, 2001, but has been extended three times. The Internet tax moratorium offered by the ITFA is currently set to expire on November 1, 2014. In the absence of a renewal of the ITFA, states may begin to impose taxes on Internet access, related charges and other e-commerce products and services. If one or more states impose such taxes in a manner that results in the taxation of Internet access providers, ourselves, our customers or other parties upon whom these parties or our panelists rely for access to the Internet or other products or services, our expenses may increase and it may become difficult to recruit and maintain our panelists or sell our products and services. Proposed legislation has been introduced in Congress to make the ITFA permanent. It is unclear whether or not this legislation will be enacted and, if so, the substance of its provisions.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.  PROPERTIES

Our corporate headquarters occupies approximately 30,000 square feet and is located at 21 River Road, Wilton, Connecticut, 06897, under a lease that expires in November 2009. Our other significant U.S. facility is located in Encino, California, where we lease approximately 7,600 square feet under a lease that expires in July 2009, and of which we have sublet approximately 3,600 square feet for the remainder of the term. However, in January 2008, our tenant vacated the premises, with approximately seven months of security deposit remaining. We intend to attempt to sublet the facility as soon as practicable for the remainder of the lease term. Our primary operations center in North America is located in Toronto, Ontario where we lease approximately 14,700 square feet under a lease that expires in November 2010. We also lease a data center to support our operations that occupies approximately 3,100 square feet in Wilton, Connecticut, an office in North Andover, Massachusetts that occupies approximately 4,200 square feet to support our technology development, along with office space in California, Indiana, New Jersey, North Carolina and Pennsylvania to support our sales and marketing team. We lease approximately 8,200 square feet of space in San Francisco, California, under a lease that expires in September 2009, which we had previously sublet for the remainder of the lease term.

Our international offices, outside of North America, are based in Munich, Germany; Gurgaon, India; London, United Kingdom; Paris, France; Timisoara, Romania; Wroclaw, Poland; Sydney, Australia; Amsterdam, the Netherlands; and Tokyo, Japan. Our operations facility in Gurgaon, near New Delhi, occupies approximately 19,300 square feet under a lease that currently expires in March 2010, unless renewed at our option for up to one additional three-year term. Our facility in Munich, Germany occupies a total of approximately 41,300 square feet under two separate leases. The lease for the third floor which occupies approximately 15,500 square feet and expires in May 2012, is utilized by our Ciao Internet Survey Solutions business. The lease for the second floor which occupies approximately 25,800 square feet and expires in October 2010, is utilized by both Ciao Internet survey solutions and Ciao comparison shopping businesses. We lease all of our facilities and believe that they, together with readily available expansion premises, are adequate to meet our needs for the foreseeable future and that additional or alternative facilities may be leased on commercially reasonable terms to meet our future needs, if necessary. Information regarding each of our significant properties is as follows ($ in thousands):

		Remaining Lease
		Obligation
Address/Location	Termination Date	December 31, 2007

21 & 15 River Road, Wilton, Connecticut(1)	November, 2009	$2,246
16501 Ventura Blvd., Ste. 250, Encino, California*(2)	July, 2009	313
222 Kearney St., Ste. 500, San Francisco, California**(2)	September, 2009	458
655 Montgomery St, 5th Floor, San Francisco, California(4)	November, 2010	43
790 Turnpike St., N. Andover, Massachusetts(2)	December, 2008	90
110 Sheppard Ave., Ste. 200, East Toronto, Canada(2)	November, 2010	1,188
First Floor Unitech Trade Centre, Gurgaon, India(2)	March, 2010	575
Leopoldstraße 236, 2nd floor, 80807 Munich, Germany(4)	October, 2010	1,296
Leopoldstraße 236, 3rd floor, 80807 Munich, Germany(3)	May, 2012	1,369
18 rue Horace Vernet Issy Les Moulineaux, Paris, France(5)	March, 2014	750
Strawinskylaan 1127, Amsterdam, the Netherlands(3)	April, 2011	203
Str. Stefan cel Mare nr. 56, Timisoara, Romania ***(5)	November, 2009	243
28/30, 53-333, Wroclaw, Poland ****(5)	January, 2009	107
28/30, 54C, Wroclaw, Poland ****(4)	September, 2008	56
201 Miller Street, North Sydney, NSW(3)	June, 2008	31
168-172 Old Street, London, UK(5)	March, 2012	1,576

(1)	Relates to our North American Internet survey solutions operating segment, which also includes our corporate headquarters.

(2)	Relates to our North American Internet survey solutions operating segment.

(3)	Relates to our Ciao Internet survey solutions operating segment.

(4)	Relates to our Ciao comparison shopping operating segment.

(5)	Relates to both our Ciao Internet survey solutions and Ciao comparison shopping operating segments.

*	Subleased approximately 48% of the space in October 2006 for the remaining lease term. The net payments due under the lease approximate 52% of the total amount shown above. In January 2008, our tenant has vacated the premises. We have unapplied security deposits of approximately $57,000, which approximates seven months worth of sub-lease rental payments. We intend to attempt to locate a new subtenant and enter into a new sublease agreement for the remaining lease term as soon as practicable.

**	Subleased in March 2006 for the remaining lease term. The payments due under the sublease are substantially similar to our obligations under the lease.

***	We have terminated this current lease facility effective April 2008 and entered into a new lease facility effective March 2008. The new lease facility ends March 2012, and includes aggregate rental payments totaling approximately $662,000. The amounts due under the new facility are not included in the above table. The remaining lease obligation included above includes only the rental payments under the lease existing at December 31, 2007, through the end of the lease term. However, we expect to pay only approximately $54,000 including an insignificant early termination penalty through the termination in April 2008.

****	We intend to enter into longer term leases in Poland in the future.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between

February 9, 2005 and September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and we intend to respond to the Amended Complaint on or before April 3, 2008.

The Amended Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, our current Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements made by the Company on August 9, 2005 and September 29, 2005 regarding our financial projections for fiscal year 2005. Specifically the Amended Complaint alleges, among other things, that the these statements were materially false and misleading because (1) they misrepresented the size of our online panel and (2) they failed to disclose that the Company was engaged in improper accounting practices.

In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affect the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ending December 31, 2005, 2006 and 2007 respectively. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we intend to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.

We intend to continue to defend against the Amended Complaint and we do not believe that any adverse judgment against us in such proceeding will have a material adverse impact on the Company, our results of operations or our financial condition. We have incurred and will continue to incur costs to defend the Company and the other defendants in the litigation described above as well as costs associated with the related investigations we have made into the alleged conduct identified in the Amended Complaint. A portion of these costs may be covered by insurance.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “SRVY” since July 16, 2004. The following table sets forth for the periods indicated the range of high and low closing prices per share of our common stock as reported by the Nasdaq Global Market:

	High	Low

2005
First Quarter	$21.79	$16.11
Second Quarter	$20.19	$11.55
Third Quarter	$13.90	$5.44
Fourth Quarter	$5.86	$4.47
2006
First Quarter	$7.88	$5.84
Second Quarter	$7.73	$5.82
Third Quarter	$11.16	$6.83
Fourth Quarter	$14.30	$9.82
2007
First Quarter	$16.14	$13.51
Second Quarter	$16.66	$14.59
Third Quarter	$18.19	$12.90
Fourth Quarter	$16.65	$13.33

b) Holders of the Corporation’s Capital Stock

As of March 7, 2008, we had approximately 31 stockholders of record, including record holders on behalf of an indeterminate number of beneficial holders.

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

d) Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders:	3,193,275	$11.93	532,594
Equity compensation plans not approved by security holders:*	611,800	$5.31	—

*	For further information regarding the 2005 Inducement Options, refer to Note 12 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

e) Performance Graph

The following graph compares cumulative total stockholder return on the Company’s common stock from July 16, 2004, based on the closing price of the Company’s common stock on the date of its initial public offering, through December 31, 2007, compared with the NASDAQ Composite Index and the S&P GSTI Internet Index. The stock price performance shown on the graph below only reflects the Company’s relative stock price for the periods indicated and is not necessarily indicative of future price performance. All indices shown in the graph have been reset to a base of 100 as of July 16, 2004 and assume an investment of $100 on that date and the reinvestment of any dividends.

* $100 Invested on 7/16/04 in stock or 6/30/04 in Index-Including reinvestment of dividends.

	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
Greenfield Online, Inc.	77.01	79.73	85.03	87.49	84.49	85.08	86.84	77.22	81.55	81.60	80.43	78.13
NASDAQ Composite	124.08	121.52	121.97	127.01	131.41	131.44	128.76	131.07	137.47	145.40	134.89	134.34
S&P GSTI Internet	112.59	109.14	111.33	115.32	119.15	121.43	116.39	118.77	132.00	147.59	141.97	139.07

The graph and other information furnished under Part II Item 5(e) of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

g) Purchases of Equity Securities by the Issuer and Affiliated Purchases

None

Item 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for each of the fiscal years ended December 31, 2007, 2006 and 2005 and the selected Consolidated Balance Sheet data as of December 31, 2007 and 2006 are derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the fiscal year ended December 31, 2004 and 2003 and the selected Consolidated Balance Sheet data as of December 31, 2005, 2004, and 2003 are derived from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
Internet survey solutions(1)	$94,847	$80,505	$80,572	$44,428	$25,868
Comparison shopping(2)	34,166	19,837	8,607	—	—

Total net revenues	129,013	100,342	89,179	44,428	25,868
Cost of revenues	32,713	24,086	24,327	11,081	8,884

Gross profit	96,300	76,256	64,852	33,347	16,984

Operating expenses:
Selling, general and administrative	61,437	44,730	40,682	21,454	12,127
Panel acquisition	3,333	5,527	3,762	2,448	1,421
Depreciation and amortization	8,852	9,225	6,965	1,292	1,113
Research and development	4,509	3,864	2,836	1,002	626
Impairment and restructuring charges	—	236	91,758	—	—

Total operating expenses	78,131	63,582	146,003	26,196	15,287

Operating income (loss)	18,169	12,674	(81,151)	7,151	1,697
Other income (expense), net	1,338	(201)	(561)	(1,022)	101

Income (loss) before income taxes	19,507	12,473	(81,712)	6,129	1,798
Provision (benefit) for income taxes	6,566	4,019	(15,753)	411	150

Net income (loss)	12,941	8,454	(65,959)	5,718	1,648
Less: Accretion of Series C-2 redeemable preferred stock dividends	—	—	—	—	(63)
Charge to common stockholders for Series B convertible preferred stock	—	—	—	(28,054)	—
Cumulative dividends on Series B convertible preferred stock	—	—	—	(382)	(673)
Income allocable to participating preferred securities	—	—	—	(1,564)	(761)

Net income (loss) available to common stockholders	$12,941	$8,454	$(65,959)	$(24,282)	$151

Net income (loss) per share available to common stockholders:
Basic	$0.50	$0.33	$(2.72)	$(2.70)	$0.07
Diluted	0.48	0.33	(2.72)	(2.70)	0.06
Weighted average shares outstanding:
Basic	25,855	25,386	24,217	8,985	2,054
Diluted	27,041	25,698	24,217	8,985	2,347

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,949	$20,873	$20,623	$96,082	$3,721
Investments in marketable securities	—	16,167	—	17,400	—
Total assets	214,965	179,844	160,860	135,306	11,929
Capital lease obligations:
Current portion	14	25	2,061	1,253	874
Long-term portion	7	22	2,032	1,877	705
Debt:
Series C-2 redeemable preferred stock	—	—	—	—	943
Series B convertible preferred stock	—	—	—	—	9,114
Total stockholders’ equity (deficit)	176,418	149,621	134,493	123,078	(6,327)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)

Other Consolidated Financial and Operating Data:
Net cash provided by operating activities	$21,726	$23,434	$23,661	$5,273	$4,051

(1)	Internet survey solutions includes service revenues from the collection of survey data for sale to marketing research companies for all periods presented.

(2)	Comparison shopping includes revenues in 2007, 2006 and 2005 from this business segment, which was acquired as part of the Ciao acquisition in April 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes accompanying this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Risk Factors” in Item 1A in Part I. See also“Safe Harbor Statement” on page 3 of this Annual Report on Form 10-K.

Segment Information

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and, in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries, and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and prior to the separation of the two European businesses, we allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole.

During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of these businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during 2007, however, we incurred operating expenses, which are included in the Ciao comparison shopping segment. Financial information about our reportable segments is included in Note 14 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Overview

Our company collects consumer attitudes about products and services, enabling consumers to reach informed purchasing decisions about the products and services they want to buy and helping companies to better understand their customers in order to formulate effective marketing strategies. Proprietary, innovative technology enables us to collect thousands of consumer opinions quickly and accurately, and to organize them into actionable form. We currently do this in two lines of business:

•	Internet Survey Solutions: Through our Greenfield Online and Ciao websites and affiliate networks, we collect, organize and sell consumer opinions in the form of survey responses to marketing research companies and end-users on a global basis.

•	Comparison Shopping: Through our Ciao comparison shopping portals we gather unique and valuable user-generated content in the form of product and merchant reviews. Visitors to our Ciao portals use these reviews to help make purchasing decisions and we derive revenue from this Internet traffic via e-commerce merchants and advertising sales.

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

On December 10, 2005, our Board of Directors approved a North American rightsizing plan pursuant to which we determined to reduce costs in North America in an effort to more closely align our costs with our revenue outlook. As part of this rightsizing effort, we reduced our employee base, amended and terminated certain existing leases, in-sourced certain previously outsourced functions, and engaged in actions designed to reduce our cost structure and improve profitability. During the year ended December 31, 2006, we recorded approximately $236,000 in pre-tax charges in connection with this rightsizing plan for costs and expenses primarily related to lease cancellation costs, which are included in restructuring charges in the consolidated statements of operations.

We conducted our initial review of goodwill and other intangible assets as of October 31, 2005 and determined that impairment existed. We therefore recorded a pre-tax impairment charge of $89.8 million related to goodwill, and a $1.5 million pre-tax impairment charge related to other intangible assets, for the year ended December 31, 2005. We conducted our annual reviews of goodwill and other intangible assets as of October 31, 2007 and 2006 and determined that no impairment existed for the years ended December 31, 2007 and 2006.

During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the separation of these businesses, the Ciao comparison shopping segment records inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during 2007; however, we incurred operating expenses, which are included in the Ciao comparison shopping segment. In addition, in November of 2007 we implemented a global management structure for our Internet survey solutions segment. Financial information about our reportable segments is included in Note 14 to the Consolidated Financial Statements.

Explanation of Key Financial Statement Captions

Net Revenues

We report our Internet survey solutions segment revenues net of customer volume rebates and cash discounts. Discounts for larger customers typically range from 5% to 20% off of our standard rates and we typically limit volume rebates to a few customers. Historically, these rebates have not been material, nor do we expect them to be material in the near future. Our Internet survey solutions segment net revenues are derived primarily from the following offerings:

•	Full Service — we program our clients’ surveys, host them on our website infrastructure, invite our panelists to take the surveys and deliver the compiled data to our clients for their analysis and presentation to their clients.

•	Sample Solutions — clients that have their own programming capabilities, but have limited or no access to survey respondents, can purchase controlled access to our Internet based respondents.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising. The core of this business consists of attracting visitors to our shopping portals, and referring these visitors to the websites of our online merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is calculated, multiplied by the cost-per-click-through agreed to contractually with the client, and the resulting amount is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our Ciao comparison shopping portals. In this case, an advertising serving software is used to measure the number of page views that the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.

Cost of Revenues

Our direct costs associated with generating revenues primarily consist of the following items:

•	Project Personnel — Project personnel have three distinct roles: project management, survey programming and data processing. We maintain project personnel in the United States, Europe, Canada, India, Romania and Australia. Labor costs are specifically allocated to each project. We utilize a timekeeping system in which project personnel maintain estimates of time incurred for each specific project. Project personnel are paid quarterly bonuses based upon service, quality and achievement of revenue goals associated with clients.

•	Respondent Incentives — Our panelists receive cash and non-cash incentives for participating in our surveys. We maintain an incentive account for each member of our Internet panels. Our panelists accrue incentives based upon a member qualifying for and completing a survey within a predetermined timeframe. The panel member may request and receive payment of his or her incentives at any point in time prior to expiration. In prior periods, incentives awarded would generally expire one year after a panelist becomes inactive as outlined in the terms and conditions available on our panelist website. In February 2006, in our North American Internet survey solutions segment, we reduced the expiration threshold for panelists’ incentives from one year to six months of inactivity. With our Real-Time Sampling capability incentives are determined by the website or publisher that refers potential survey respondents to us.

•	Data Processing — We perform the majority of the processing of survey data with our own professionals. Occasionally, we outsource certain data processing functions to third-party suppliers.

•	Outside Sample — We supplement our sample with survey responses from individuals who are not members of our Internet panels or acquired via our Real-Time Sampling capability. These situations occur where our proprietary respondent traffic cannot meet customer demands because of timing, capacity or demographic constraints; or when we are asked to supply survey responses in markets in which we do not have respondent access, typically certain international geographic sectors.

•	Real-Time Sampling — We have developed and implemented our Real-Time Sampling® capability, primarily in our North American operating segment. Real-Time Sampling allows us to present an offer to take surveys to visitors at third party websites, and if a visitor accepts this offer, he or she is then directed to proprietary software and screening techniques to match that individual to a survey project for which they are likely to qualify. Real-Time Sampling broadens our potential pool of survey takers beyond our Internet panelists, allowing us to reach individuals who may not want to join a panel, but are willing at certain points in time to share their opinions about topics that are relevant and important to them. In January

2008, we began expanding the use of Real-Time Sampling as we launched the use of this capability in the United Kingdom.

•	Other Direct Costs — Other direct costs may include the following: (i) fees paid to a third party for healthcare-related sample data retrieved from a panel of healthcare professionals developed by this third-party and (ii) in years prior to 2007, fees paid to Microsoft Corporation (“Microsoft”) for surveys completed and sold using data from panelists we obtained through the Microsoft Network (“MSN”). During the first quarter of 2006, our obligation to make payments for MSN for surveys completed by MSN-sourced panelists was terminated. For the year ended December 31, 2007 and 2006, we included stock-based compensation charges as a result of the adoption of Financial Accounting Standards No. 123 (revised 2004), “ Share-based Payment.” (“SFAS 123 (R)”) on January 1, 2006. Also included in other direct costs for years prior to 2006 is the amortization associated with the previously recorded unearned stock-based compensation charges, which are amortized over the service period for options granted to project personnel.

•	Amortization of Internal Use Software — We include in cost of revenues amortization of capitalized software costs related to both our Internet survey production and our comparison shopping business.

Selling, General and Administrative Expenses

As of December 31, 2007, we employed 85 individuals that support the sales and marketing of our Internet survey solutions business. These sales professionals are compensated based upon project delivery and revenue recognition. Commissions are accrued when we deliver completed projects to our clients. In addition, we maintain our Internet panels with a staff of 23 panel management personnel. These individuals design programs geared toward panelist recruitment, retention and incentives and are also responsible for panel database design and development. Furthermore, we support our Internet survey solutions sales effort with a staff of 9 marketing professionals who design product, pricing, promotional and distribution strategies. As of December 31, 2007, we employed 87 individuals who provide a foundation for these functions in the areas of executive, finance, human resources and information technology operations. This group is responsible for maintaining the infrastructure and support for the entire sales, delivery and panel teams.

As of December 31, 2007, we employed 24 individuals that support the sales of our comparison shopping business. These sales professionals are compensated based upon both qualitative and quantitative goals. Commissions are accrued when the corresponding revenue is recognized associated with the attainment of these goals. In addition, we maintain a staff of 79 who support our product management and content development. These individuals are responsible for improving the content and quality of our sites and the quantity of items offered as well as the overall usability of the site, which results in an enhanced user experience. In addition, as of December 31, 2007, we employed 15 individuals who provide a foundation for these functions in the areas of executive, finance, human resources and information technology operations.

Panel Acquisition Expenses

We continually add new members to our Internet panels in order to support growing demand for our products and services as well as to replace members who leave the panel in the ordinary course of our business. We incur costs to acquire members for our panel, including fees paid to procure new panelists from our affiliate program and through panel acquisition agreements with other websites. We also incur costs related to testing potential panel sources before full recruitment roll-outs begin on specific websites and other costs associated with the panel recruitment process. These costs are expensed as incurred. We may also add members to our Internet panels by acquiring existing panels, as we did with our past acquisitions. In these cases, where we acquire the panel as part of an ongoing business, we are able to capitalize the fair value of the panel we acquire and amortize that fair value to operating expense over the estimated life of the acquired asset. In connection with panel members acquired as a result of the OpinionSurveys.com, Rapidata, goZing and Ciao acquisitions, approximately $1.8 million, $1.8 million and $1.4 million of amortization expense was included in Panel acquisition expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

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

As discussed in Note 2 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, costs relating to software development that meet the criteria for capitalization under Generally Accepted Accounting Principles in the United States (“GAAP”) are capitalized and amortized over the estimated period of benefit, usually two years.

Impairment and Restructuring Charges

In 2006 and 2005 we incurred restructuring charges as discussed in Note 17 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K. In 2005 we incurred impairment charges as discussed in Note 7 to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

Provision (Benefit) for Income Taxes

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

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

Revenue Recognition.  For our Internet survey solutions business, we recognize revenues for services when they are realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Many of our products are delivered within a short period generally ranging from a few days to two weeks. Other products may be delivered over multiple months. Our products are priced and sold separately by us on a regular basis. Certain contract arrangements require multiple deliverables of similar product data. For these arrangements, we recognize revenue for each deliverable, utilizing available verifiable objective evidence of fair value. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determined and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising. The core of this business consists of attracting visitors to our websites, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is obtained, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting amount is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our websites. In this case, independent advertising service software is used to measure the number of page views, which the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, which occurs when the contractually agreed upon number of page views has been reached.

Accounts Receivable Allowances.  Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowances for doubtful accounts are arrived at using a two-step methodology which takes into consideration specifically identified bad debts and an overall reserve for the entire receivable asset. The allowance for bad debts as reflected at December 31, 2007 and 2006 represented our best estimate of identified bad debts. We continue to refine our estimates for bad debts over time and have adjusted the required allowance for doubtful accounts as a result of our experience. While credit loss rates have historically been within our expectations and the provisions established, fluctuations in our future credit rate losses may negatively impact our financial results.

Panelist Incentives.  Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment at any time prior to its expiration, which is now generally six months of continuous inactivity. In February 2006, in our North American Internet survey solutions segment, we reduced the expiration threshold for panelists’ incentives from one year to six months of inactivity. In our North American segment we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment, accrued incentives are recorded net of estimated expirations. We utilize a mix of both direct-cash and prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize.

Panel Acquisition.  Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include amortization of capitalized panel acquisition expense associated with acquired businesses with panels of survey respondents, as well as payments to third-parties who source panelists from their databases and websites.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the requisite service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006 was $3.5 million and $2.5 million, respectively, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).

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

Share-based compensation expense recognized during the years ended December 31, 2007 and 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the year ended December 31, 2007 and 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the year ended December 31, 2006. Refer to Note 12 to our Consolidated Financial Statements.

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

For periods prior to 2006, we have elected to follow Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under SFAS 123. In 2002 and 2003, we granted certain options to purchase our common stock at exercise prices that were subsequently determined to be less than the fair value of our common stock and, as a result, we recorded deferred stock-based compensation expense, which is amortized to earnings over the service period of the employee. In Note 12 to the Consolidated Financial Statements, we provide pro forma disclosures in accordance with SFAS 123.

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards (“NOL(s)”), capital loss carryforwards and tax credit carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount which we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. The reassessment requires us to review the positive and negative evidence available regarding the recoverability of the deferred tax assets. As of December 31, 2007, and as a result of the assessment of our domestic deferred tax assets, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. In addition, as a result of the assessment of our foreign deferred tax assets, we released approximately $0.1 million ($1.4 million at December 31, 2006) of our valuation allowance that had previously been recorded against certain foreign deferred tax assets. These remaining foreign deferred tax assets primarily relate to NOLs acquired as a result of our Ciao acquisition and, based on our assessment, are more likely than not to be realized based on expected future profitability. As of December 31, 2007, an additional valuation allowance of less than $0.1 million ($0.2 million at December 31, 2006) was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies in accordance with FIN 48.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. We conducted our initial review as of October 31, 2005 and determined that an impairment of goodwill existed. We therefore recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in operating expenses in the accompanying consolidated statements of operations. We determined the fair value of our reporting units by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. We conducted our annual review as of October 31, 2007 and 2006 and determined that no impairment of goodwill existed for the years ended December 31, 2007 and 2006.

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

Restructuring.  We have executed, and may continue to execute, restructuring activities that may require management to use significant estimates related to expenses for severance and other employee separation costs, lease cancellation and other costs. If the actual amount differs from our estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 17 to the Consolidated Financial Statements.

Translation of foreign currencies.  As a result of the Ciao acquisition in April 2005, we began significant operations in Europe where the functional currency is other than the U.S. Dollar, primarily the Euro. The effects of currency rate fluctuations are incorporated in Results of Operations below. Except where indicated, effects of currency exchange rate differences between those currencies and the U.S. Dollar were not significant during the year ended December 31, 2007 as compared to 2006 and 2006 as compared to 2005. However, we cannot guarantee that such amounts will continue to be affected in the same direction or continue to be insignificant in the future.

Results of Operations

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

Consolidated Results

The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2007	%	2006	%
	($ in thousands)

Net revenues	$129,013	100.0%	$100,342	100.0%
Cost of revenues	32,713	25.4	24,086	24.0

Gross profit	96,300	74.6	76,256	76.0

Operating expenses:
Selling, general and administrative	61,437	47.6	44,730	44.6
Panel acquisition	3,333	2.6	5,527	5.5
Depreciation and amortization	8,852	6.8	9,225	9.2
Research and development	4,509	3.5	3,864	3.9
Restructuring charges	—	—	236	0.2

Total operating expenses	78,131	60.5	63,582	63.4

Operating income	18,169	14.1	12,674	12.6

Other income (expense), net	1,338	1.0	(201)	(0.2)

Income before income taxes	19,507	15.1	12,473	12.4

Provision for income taxes	6,566	5.1	4,019	4.0

Net income	$12,941	10.0%	$8,454	8.4%

Net Revenues.  Net revenues for the year ended December 31, 2007 were $129.0 million, compared to $100.3 million for the year ended December 31, 2006, an increase of $28.7 million, or 28.6%. Fluctuations in currency rates increased net revenues by approximately $4.9 million, or 4.9%. Net revenues increased primarily as a result of our comparison shopping business, which accounted for approximately $11.4 million and our North American Internet survey solutions segment, which accounted for approximately $10.1 million, and to a lesser extent, our Ciao Internet survey solutions segment, which accounted for approximately $2.3 million.

Net revenues at our comparison shopping business increased as a result of increased traffic, improved site content, increases in conversion rates of visitors to click-throughs, expanded product catalogues, increased merchant relationships, improved product search capabilities, as well as growth in the core e-commerce markets in Europe.

Net revenues at our Internet survey solutions segments increased as a result of improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers, in conjunction with a significant investment in our selling, marketing and business development team in North America as well as at the Ciao Internet survey solutions team in Europe. Furthermore, improvement in quality contributed to our overall revenue growth.

Gross Profit.  Gross profit for the year ended December 31, 2007 was $96.3 million, compared to $76.3 million for the year ended December 31, 2006, an increase of $20.0 million, or 26.3%. Gross profit for the year ended December 31, 2007 was 74.6% of net revenues, compared to 76.0% for the year ended December 31, 2006. Fluctuations in currency rates increased gross profit by approximately $3.6 million, or 4.8%.

Gross profit increased primarily due to the additional revenues described above, offset by higher supply chain costs associated with the increased use of our Real-Time Sampling capability to fill surveys, higher incentive and outside sample costs, as well as higher direct project personnel costs. These increased costs were partially offset by lower revenue share costs.

Gross profit as a percentage of revenues decreased due primarily to increased supply chain costs associated with higher Real-Time Sampling costs, outside sample, incentives, direct project labor and amortization costs, partially offset by lower revenue share costs. Additionally, the increased Real-Time Sampling costs are partially offset by a reduction in our panel acquisition costs, which are recorded below gross profit in operating expenses.

We expect gross margin to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, as product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our Internet survey solutions margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure in the Internet survey solutions segment; however, this could be reduced or offset by the high gross margin in the faster growing comparison shopping segment as the comparison shopping segment’s net revenues become a greater proportion of our consolidated net revenues.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2007 were $61.4 million, compared to $44.7 million for the prior year, an increase of $16.7 million, or 37.4%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $2.6 million, or 5.8%.

Selling, general and administrative expenses increased primarily as a result of increased personnel costs of approximately $9.0 million, increased advertising and promotion costs of approximately $2.5 million, higher facility and leasing costs of approximately $1.3 million, higher bad debt costs of approximately $0.8 million and costs associated with the bifurcation of the European businesses of approximately $0.6 million.

Selling expenses increased approximately $3.7 million for the year ended December 31, 2007, primarily related to personnel costs including commissions, travel costs, and stock-based compensation.

Advertising and promotion costs increased approximately $2.5 million for the year ended December 31, 2007, primarily related to advertising and marketing programs associated with our comparison shopping business of approximately $1.9 million and higher marketing costs associated with our internet survey solutions business of approximately $0.6 million.

General and administrative expenses increased approximately $8.0 million for the year ended December 31, 2007, primarily as a result of higher personnel costs of approximately $5.3 million, higher facility and leasing costs of approximately $1.2 million, costs incurred in connection with the bifurcation of our European businesses of approximately $0.6 million, higher consulting fees and other costs including higher bad debt costs.

Personnel costs associated with general and administrative expenses increased approximately $5.3 million for the year ended December 31, 2007, primarily as a result of an increase in incentive compensation accruals for general and administrative employees and senior management, related to our improved performance in 2007 over 2006. Additionally, we made investments in the latter part of 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance in Europe, and incurred higher stock-based compensation and higher travel costs due primarily to the separation of the Ciao businesses and the implementation of a global management structure for our Internet survey solutions business.

Selling, general and administrative expenses as a percentage of net revenues increased to 47.6% for the year ended December 31, 2007 from 44.6% of net revenues for the year ended December 31, 2006. During the year ending December 31, 2008, we expect selling, general and administrative expenses to be higher as a percentage of net revenues in the early part of the year and to decline as revenues increase during the year. In addition, our legal fees during the first quarter of 2008 will be higher than previously estimated as further explained in “Costs Associated with Pending Class Action Lawsuit” under the “Liquidity and Capital Resources” section.

Panel Acquisition.  Panel acquisition expenses were $3.3 million for the year ended December 31, 2007, compared to $5.5 million for the year ended December 31, 2006, a decrease of $2.2 million, or 39.7%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel acquisition expenses decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.

Panel acquisition expenses were 2.6% of net revenues for the year ended December 31, 2007 and 5.5% for the year ended December 31, 2006. Excluding the effects of amortization costs of acquired panel members, we expect our panel acquisition expenses to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our need for panelists, as we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia and North America and as we replenish panelist attrition, which we experience in the normal course of business.

Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in cost of revenues and panel acquisition expenses) for the year ended December 31, 2007 were $8.8 million, compared to $9.2 million for the year ended December 31, 2006, a decrease of $0.4 million, or 4.0%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.4 million, or 4.6%. This decrease in depreciation and amortization expense occurred as a result of reduced amortization of certain software applications and certain amortizable intangible assets acquired in the acquisition of OpinionSurveys, Rapidata, goZing and Ciao in late 2004 and early 2005 as these amortizable intangible assets continue to become fully amortized. This decrease was partially offset by increases in capital expenditures, including higher capital expenditures related to internal use software, which have a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:

•	continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

•	expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and

•	ongoing enhancements and software re-engineering in our comparison shopping segment’s operating systems.

In the near-term, we expect acquisition-related amortization to continue to decline, offset by increased depreciation and amortization related to the internal use software development and expanding infrastructure needed to support growth in our comparison shopping and Internet survey solutions segments.

Research and Development.  Research and development expenses for the year ended December 31, 2007 were $4.5 million, compared to $3.9 million for the year ended December 31, 2006, an increase of $0.6 million, or 16.7%. Fluctuations in currency rates increased research and development expenses by approximately $0.2 million, or 5.1%. Research and development expenses increased as a result of increased research and development staff in our

European businesses due primarily to the increased growth in our comparison shopping segment. In addition, during the latter part of 2006, and as part of separating the European businesses, we required additional personnel to separate and maintain our European technology platforms and to continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.

Restructuring Charges.  In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business. We included in the year ended December 31, 2006, pre-tax restructuring expenses of approximately $0.2 million associated with office closings and personnel terminations. We have completed the restructuring activities under this plan and these restructuring expenses associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources.

Other Income (Expense), Net.  Other income, net amounted to $1.3 million for the year ended December 31, 2007, compared to other expense, net of $0.2 million for the year ended December 31, 2006, an increase in other income, net of $1.5 million. This increase is primarily related to gains on sales on marketable securities of approximately $1.1 million, and increased interest income of approximately $0.6 million, offset by increased losses of approximately $0.2 million related to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate. The increase in the gains on sales of marketable securities and interest income are the result of our increasing excess cash position, which we invest in a mix of cash equivalent investments and investments in marketable securities. The unrealized gains or losses on marketable securities are recorded in Accumulated Other Comprehensive Income (“AOCI”), and are reclassified to the statement of operations upon sale, when these become realized. In addition, during the year ended December 31, 2006, we incurred interest expense associated with capital lease obligations with Somerset Capital, the balance of which we paid off in March 2006.

Provision for Income Taxes.  We recorded an income tax provision for the year ended December 31, 2007 of $6.6 million, compared to $4.0 million for the year ended December 31, 2006. Our effective tax rate was 33.7% and 32.2% for the years ended December 31, 2007 and 2006, respectively. The increase in the tax provision is primarily a result of our increased profitability.

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

In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction became effective January 1, 2008. Due to the reduction in the overall German tax rate, our net deferred tax asset as of December 31, 2007 was required to be recalculated and, therefore, we reflected an increase in our overall net deferred tax asset of approximately $0.4 million during the year ended December 31, 2007. This increase was credited to provision for income taxes during the year ended December 31, 2007.

We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We assess our need for a tax valuation allowance on a quarterly basis based on all available information. As of December 31, 2007 and 2006, and as a result of the assessments of our domestic deferred tax assets, we continue to believe that our remaining domestic deferred tax assets are more likely than not to be realized. In addition, as a result of the assessments of our foreign deferred tax assets, we released approximately $0.1 million and $1.4 million at December 31, 2007 and 2006, respectively, of our valuation allowance that had previously been recorded against certain foreign deferred tax assets. These remaining foreign deferred tax assets primarily relate to net operating loss carryforwards (“NOLs”) acquired as a result of our Ciao acquisition and, based on our assessments, are more likely than not to be realized based on expected future profitability. As of December 31, 2007, an additional valuation allowance of less than $0.1 million and approximately $0.2 million at December 31, 2006, was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies in accordance with FIN 48.

In December 2004, we completed a follow-on public offering of 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that we can utilize to offset future taxable income. For the years ended December 31, 2007, 2006 and 2005, the utilization of our domestic NOLs was not impacted by this limitation.

Net Income.  Our net income for the year ended December 31, 2007 was $12.9 million, compared to $8.5 million for the year ended December 31, 2006. The increase in net income was primarily the result of our increased revenues and resulting operating profit, and increased gains on marketable securities and net interest income, slightly offset by a higher income tax provision and currency exchange losses. Net income available to common stockholders for the year ended December 31, 2007 was $0.50 for basic and $0.48 for diluted, compared to $0.33 per share for basic and diluted for the year ended December 31, 2006.

North American Segment Results

The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	2007	%	2006	%
		($ in thousands)

Gross segment revenues	$71,516	100.0%	$61,348	100.0%
Segment operating income	14,741	20.6	13,931	22.7

Gross Segment revenues.  Gross segment revenues for the year ended December 31, 2007 were $71.5 million, compared to $61.3 million for the year ended December 31, 2006, an increase of $10.2 million, or 16.6%. Gross segment revenues increased primarily as a result of the following:

•	the improvement in survey respondent supply via our panel, our Real-Time Sampling capability and our outside sample suppliers;

•	a significant investment in the selling, marketing and business development team in North America; and

•	improved product quality.

Segment Operating Income.  Segment operating income for the year ended December 31, 2007 was $14.7 million, compared to $13.9 million for the year ended December 31, 2006, an increase of $0.8 million or 5.8%. Segment operating income increased primarily as a result of our increased revenues and corresponding gross profit on the additional revenues. This was partially offset by increased costs, primarily in the areas of selling, marketing and business development teams, and higher personnel and consulting costs.

Ciao Internet Survey Solutions Segment Results

The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	2007	%	2006	%
	($ in thousands)

Gross segment revenues	$33,298	100.0%	$28,127	100.0%
Segment operating income	9,441	28.4	10,035	35.7

Gross Segment Revenues.  Gross segment revenues for the year ended December 31, 2007 were $33.3 million, compared to $28.1 million for the year ended December 31, 2006, an increase of $5.2 million or 18.4%. Fluctuations in currency rates increased gross segment revenues by approximately $2.7 million, or 9.6%. Gross segment revenues increased primarily due to an increase in third party revenue in Europe, and to a lesser extent, to increased data supplied to our North American Internet survey solutions segment for European sourced data.

Segment Operating Income.  Segment operating income for the year ended December 31, 2007 was $9.4 million, compared to $10.0 million for the year ended December 31, 2006, a decrease of $0.6 million or 5.9%. Fluctuations in currency rates increased segment operating income by approximately $0.5 million, or 4.9%. Segment operating income decreased due primarily to increased project personnel costs, increased incentive costs, and to increased marketing and administrative costs, partially offset by increased revenues and decreased panel acquisition costs.

Ciao Comparison Shopping Segment Results

The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	2007	%	2006	%
	($ in thousands)

Gross segment revenues	$34,653	100.0%	$19,837	100.0%
Segment operating income	18,343	52.9	11,406	57.5

Gross Segment Revenues.  Gross segment revenues for the year ended December 31, 2007 were $34.7 million, compared to $19.8 million for the year ended December 31, 2006, an increase of $14.8 million or 74.7%. Fluctuations in currency rates increased gross segment revenues by approximately $2.9 million, or 14.8%. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-throughs, expanded product catalogues, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began selling panelists to the Ciao Internet survey solutions segment. These revenues are included in the Gross segment revenues shown above.

Segment Operating Income.  Segment operating income for the year ended December 31, 2007 was $18.3 million, compared to $11.4 million for the year ended December 31, 2006, an increase of $6.9 million or 60.8%. Fluctuations in currency rates increased segment operating income by approximately $1.3 million, or 11.3%.

Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by expenses associated with our decision to explore the development of a Ciao comparison shopping engine in the United States.

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

Net Revenues.  Net revenues for the year ended December 31, 2006 were $100.3 million, compared to $89.2 million for the year ended December 31, 2005, an increase of $11.1 million, or 12.5%. Fluctuations in currency rates increased net revenues by approximately $1.4 million, or 1.6%. Net revenues increased primarily as a result of the inclusion of three newly acquired businesses for a full twelve months in the year ended December 31, 2006: Rapidata, goZing and Ciao. In 2005, we owned Rapidata and goZing starting on January 25, 2005 and February 8, 2005, respectively, and, we acquired Ciao on April 6, 2005. Net revenues also increased as a result of our comparison shopping business, which accounted for approximately $10.5 million and, to a lesser extent, to our Ciao Internet survey solutions segment. These increases were slightly offset by a reduction of approximately $1.3 million in revenues associated with the goZing OLM business in the prior year period, which we wound down later in 2005. The above revenue increases were partially offset by a decline in the North American Internet survey solutions segment’s revenues as a result of increased competition.

Gross Profit.  Gross profit for the year ended December 31, 2006 was $76.3 million, compared to $64.9 million for the year ended December 31, 2005, an increase of $11.4 million, or 17.6%. Gross profit for the year ended December 31, 2006 was 76.0% of net revenues, compared to 72.7% for the year ended December 31, 2005. Fluctuations in currency rates increased gross profit by approximately $1.0 million, or 1.6%. Gross profit increased primarily due to the additional revenues described above. Gross profit as a percentage of revenues also increased as a result of our high margin comparison shopping segment, which accounted for approximately 3.0% of the increase. The remaining increase in gross profit was due to decreased incentive costs and outside sample costs, partially offset by higher direct project labor costs.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2006 were $44.7 million, compared to $40.7 million for the year ended December 31, 2005, an increase of $4.0 million, or 10.0%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.5 million, or 1.4%. Selling, general and administrative expenses increased primarily as a result of the inclusion of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006. Selling, general and administrative expenses in our combined European businesses increased by approximately $5.9 million, which was partially offset by a decrease in selling general and administrative expenses in our legacy Internet survey solutions business segment in North America of approximately $2.4 million. Selling expenses, primarily personnel costs and related commissions, increased by approximately $1.5 million for the year ended December 31, 2006, primarily as a result of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006 and the adoption of SFAS 123(R), which increased selling, general and administrative expenses by $0.4 million.

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

General and administrative expenses increased approximately $1.7 million, primarily as a result of higher personnel and facility costs, which was primarily due to the inclusion of costs associated with Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006. Facility costs increased approximately $0.4 million due primarily to our international expansion.

Personnel costs associated with general and administrative expenses increased approximately $4.3 million for the year ended December 31, 2006, primarily as a result of the following:

•	an increase in incentive accruals for general and administrative employees and senior management, related to our improved performance in 2006 over 2005;

•	increased stock-based compensation expense of approximately $1.1 million as a result of the adoption of SFAS 123(R);

•	a one-time charge of $0.4 million associated with the departure of two founders of Ciao during 2006;

•	further investment in 2006 in finance and administrative staff, primarily in our European businesses as a result of the initial implementation of Sarbanes-Oxley Section 404 compliance; and

•	the inclusion of personnel costs associated with our 2005 acquisitions of Rapidata, goZing and Ciao for the full twelve months in the year ended December 31, 2006.

These increases were in turn partially offset by a decline in personnel costs as a result of a one-time severance and related transition charge of $1.0 million recorded in the year ended December 31, 2005 that was associated with the change in the North American senior management.

General and administrative expenses, excluding personnel costs, decreased approximately $2.6 million for the year ended December 31, 2006 as a result of a decrease in public company expenses of approximately $1.8 million and reduced bad debt expense of approximately $0.5 million. The decrease in public company expenses was primarily associated with professional services performed in the areas of accounting, audit, tax, legal, valuation services, largely due to the prior year being the first year of Sarbanes-Oxley Section 404 compliance in North America. This decrease was partially offset by increased costs associated with the first year of Sarbanes-Oxley Section 404 compliance in Europe in the year ended December 31, 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 44.6% for the year ended December 31, 2006 from 45.6% of the net revenues for the year ended December 31, 2005.

Panel Acquisition.  Panel acquisition expenses were $5.5 million for the year ended December 31, 2006, compared to $3.8 million for the year ended December 31, 2005, an increase of $1.7 million, or 46.9%. Panel acquisition expenses increased primarily as a result of an increase in acquiring new panelists in the current year as the prior year included significant additional panelists acquired as a result of business acquisitions. Additionally, the year ended December 31, 2006 includes higher amortization expense associated with the panel assets acquired from OpinionSurveys, Rapidata, goZing and Ciao of $0.4 million.

Panel acquisition expenses were 5.5% of net revenues for the year ended December 31, 2006 and 4.2% for the year ended December 31, 2005.

Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel acquisition expenses) for the year ended December 31, 2006 were $9.2 million, compared to $7.0 million for the year ended December 31, 2005, an increase of $2.2 million, or 32.4%. This increase in depreciation and amortization expense occurred as a result of the impact of the acquisition of OpinionSurveys, Rapidata, goZing and Ciao, as well as significant increases in capital expenditures during 2005 and 2006, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures.

Research and Development.  Research and development expenses for the year ended December 31, 2006 were $3.9 million, compared to $2.8 million for the year ended December 31, 2005, an increase of approximately $1.1 million, or 36.2%. Research and development expenses increased as a result of increased North American research and development staff in the latter part of 2005 and in 2006 and to additional staff in our European businesses due primarily to increased comparison shopping growth. We enhanced our North American research and development team to integrate the multiple technology platforms of Greenfield Online, Inc., Rapidata, goZing and Ciao as well as develop new software applications to automate manual processes in our Internet survey solutions operating environment. In addition, we increased spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites.

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

In December 2005, we announced a rightsizing plan which involved a restructuring and rightsizing of our North American business, and recorded a charge of approximately $0.4 million. In addition, during the year ended December 31, 2006, we recorded additional pre-tax restructuring expenses of approximately $0.2 million associated with this rightsizing plan related to office closings and personnel terminations. We have completed the restructuring activities under this plan and these restructuring activities associated with our rightsizing plan did not have a material impact on our results of operations, cash flows, liquidity, or capital resources for any of the years presented.

Other Expense, Net.  Other expense for the year ended December 31, 2006 was $0.2 million, compared to $0.6 million for the year ended December 31, 2005, a decrease of $0.4 million. This decrease was primarily related to increased net interest income, which was primarily due to the reduction of interest expense associated with our debt and capital lease obligations, which were paid off in December 2005 and March 2006, respectively. Additionally during 2006, we continued to increase our excess cash position and therefore increased our investments in marketable securities, which resulted in additional interest income. This reduction in interest expense was partially offset by the reduction in interest income related to the excess funds being utilized to reduce this debt and to acquire Rapidata, goZing and Ciao, which decreased the amount of excess cash available for investments prior to the acquisitions and the pay-off of our debt and capital lease obligations, and to negative effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.

Provision (Benefit) for Income Taxes.  We recorded an income tax provision for the year ended December 31, 2006 of $4.0 million, compared to an income tax benefit of $15.8 million for the year ended December 31, 2005. The increase in the tax provision is primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic tax valuation allowance.

Our effective tax rate was 32.2% for the year ended December 31, 2006, compared to 19.3% for the year ended December 31, 2005. The increase in our effective tax rate was primarily a result of the one-time tax benefit recorded in the prior year period from the release of our domestic tax valuation allowance. We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

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

North American Segment Results

The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to net revenues for the periods presented. Prior year amounts have been reclassified to conform to the current year presentation:

	2006	%	2005	%
	($ in thousands)

Net revenues	$61,348	100.0%	$64,505	100.0%
Segment operating income	13,931	22.7	17,135	26.6

Net Revenues.  Net revenues for the year ended December 31, 2006 were $61.3 million, compared to $64.5 million for the year ended December 31, 2005, a decrease of $3.2 million, or 4.9%. Net revenues decreased primarily as a result of the following:

•	during the latter half of 2005 and in 2006, we experienced an increased competitive environment in North America in the form of new entrants in the market and pricing pressure, resulting in a decline in net revenues year over year;

•	in 2005, the North American Internet survey solutions segment included revenues of approximately $1.3 million associated with the goZing Online OLM, which we wound down later in 2005; and

•	in 2005, we included approximately $1.0 million of revenues generated from data sold to our European customers prior to the acquisition of Ciao in April of 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2006 was $13.9 million, compared to $17.1 million for the year ended December 31, 2005, a decrease of $3.2 million or 18.7%. Segment operating income declined as a result of the following:

•	lower revenues associated with the increased competitive environment in North America in the form of new entrants in the market and pricing pressure;

•	lower gross profit as a result of increased demand for higher-cost European sourced data, which was supplied by Ciao;

•	increased panel development costs in the current year related to the expansion of our North American panels; and

•	higher R&D spending levels as a result of continuing to integrate platforms and technologies between our North American Internet survey solutions segment and our Ciao Internet survey solutions segment. The North American team located in Andover, Massachusetts is primarily responsible for integrating these multiple technology platforms.

Ciao Internet Survey Solutions Segment Results

We established the Ciao Internet survey solutions operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. Prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2006. The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	2006	%	2005	%
	($ in thousands)

Net revenues	$28,127	100.0%	$20,320	100.0%
Segment operating income	10,035	35.7	7,972	39.2

Net Revenues.  Net revenues for the year ended December 31, 2006 were $28.1 million, compared to $20.3 million for the year ended December 31, 2005, an increase of $7.8 million or 38.4%. Fluctuations in currency rates increased net revenues by approximately $0.8 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $7.0 million, or 34.5%. Net revenues increased primarily as a result of including Ciao for the full twelve months in 2006 as compared to only nine months in the same period in 2005, since the acquisition occurred in April 2005.

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

Ciao Comparison Shopping Segment Results

We established the Ciao comparison shopping operation in April 2005, upon the closing of our acquisition of Ciao. However, we did not establish it as a separate reportable segment until 2006, when information became available to be reviewed by the chief operating decision maker, as it was previously combined and reported in the European segment results. Prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2006. The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to net revenues for the period presented:

	2006	%	2005	%
	($ in thousands)

Net revenues	$19,837	100.0%	$8,607	100.0%
Segment operating income	11,406	57.5	4,565	53.0

Net Revenues.  Net revenues for the year ended December 31, 2006 were $19.8 million, compared to $8.6 million for the year ended December 31, 2005, an increase of $11.2 million or 130.5%. Fluctuations in currency rates increased net revenues by approximately $0.7 million. Excluding the effects of currency rate fluctuations, net revenues would have increased by approximately $10.5 million, or 122.1%. Net revenues increased primarily as a result of the increase in the underlying growth rate of the e-commerce market in which Ciao conducts its e-commerce business, and efforts made during 2006 to increase the monetization rates of unique visitors to the Company’s comparison shopping websites, through improved site content and user experience. Contributing to the increase in revenues was the result of including Ciao for the full twelve months in 2006 as compared to only nine months in the same period in 2005, since the acquisition occurred in April 2005.

Segment Operating Income.  Segment operating income for the year ended December 31, 2006 was $11.4 million, compared to $4.6 million for the year ended December 31, 2006, an increase of $6.8 million or 149.9%. Segment operating income increased primarily as a result of the high operating leverage in this segment and the additional revenue growth noted above, as well as including Ciao for the full twelve months in 2006 as compared to only nine months in 2005, since the acquisition occurred in April 2005.

Liquidity and Capital Resources

The following table summarizes our cash flows for each of the years ended December 31, 2007, 2006 and 2005 as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Net cash provided by operating activities	$21,726	$23,434	$23,661
Net cash provided by (used in) investing activities	7,791	(19,767)	(101,708)
Net cash provided by (used in) financing activities	5,334	(3,844)	2,935
Effects of exchange rate changes on cash and cash equivalents	2,225	427	(347)

Net increase (decrease) in cash and cash equivalents	37,076	250	(75,459)
Cash and cash equivalents at beginning of year	20,873	20,623	96,082

Cash and cash equivalents at end of year	$57,949	$20,873	$20,623

The following table summarizes our cash, cash equivalents and investments in marketable securities as of December 31, 2007 and 2006, as reported in our consolidated balance sheet in the accompanying Consolidated Financial Statements:

	As of December 31,
	2007	2006
	($ in thousands)

Cash and cash equivalents	$57,949	$20,873
Investments in marketable securities	—	16,167

Total cash, cash equivalents and investments in marketable securities	$57,949	$37,040

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2007 was $21.7 million compared to $23.4 million and $23.7 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net cash flow from operating activities for the year ended December 31, 2007 compared to 2006 was primarily due to significant income tax payments made by our German subsidiaries of approximately $8.9 million, partially offset by our increased profitability and improved working capital usage. The decrease in net cash flow from operating activities for the year ended December 31, 2006 compared to 2005 was primarily attributable to increases in accounts receivable due primarily to revenue growth and reductions of accrued expenses primarily related to payments associated with restructuring and management changes, significantly offset by increased profitability.

Investing Activities

Net cash provided by investing activities was $7.8 million for the year ended December 31, 2007 compared to net cash used in investing activities of $19.8 million and $101.7 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by investing activities for the year ended December 31, 2007 compared to 2006 was primarily the result of increased net proceeds from sales of marketable securities, partially offset by increased capital expenditures in the current year. The decrease in cash used by investing activities for the year ended December 31, 2006 compared to 2005 was primarily due to cash used to purchase Rapidata, goZing and Ciao during 2005, offset by net proceeds from sales of our marketable securities in 2005, primarily utilized to fund the acquisition of Ciao at the beginning of the second quarter of 2005. This was partially offset by increased net purchases of marketable securities in 2006.

Financing Activities

Net cash provided by financing activities was $5.3 million for the year ended December 31, 2007 compared to net cash used in financing activities of $3.8 million for the year ended December 31, 2006 and net cash provided by financing activities of $2.9 million for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2007 increased primarily as a result of increased proceeds from stock option exercises in 2007, and higher capital lease principal payments in 2006 resulting from our pay-off of our then remaining capital lease balances with Somerset Capital in March 2006. Net cash used in financing activities increased in 2006 over 2005 primarily as a result of increased capital lease principal payments in 2006 resulting from our pay-off of our then remaining capital lease balances with Somerset Capital in March 2006 and net proceeds from the sale of common stock to executives of Rapidata and goZing in connection with those acquisitions in 2005.

Our working capital at December 31, 2007 was $64.6 million, compared to $40.3 million at December 31, 2006, an increase of $24.3 million. The increase in working capital was primarily due to our increased revenues and profitability for the year ended December 31, 2007 and our resulting increased cash balances, accounts receivable and other current assets, primarily interest receivable associated with investments included as cash equivalents. This increase was partially offset by higher accrued expenses, primarily related to employee compensation of approximately $1.9 million.

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

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

During the year ended December 31, 2007, we incurred capital expenditures of $5.8 million, $0.6 million and $4.0 million related to our North American Internet survey solutions segment, our Ciao internet survey solutions segment and our Ciao comparison shopping segment, respectively. These capital expenditures were primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity. These capital expenditures were funded by our cash flow from operations. The Ciao comparison shopping segment includes approximately $0.7 million related to the expansion of the comparison shopping engine in the United States. In the future, we expect that these costs will continue to be funded from our cash flow from operations. For fiscal 2008, we expect capital expenditures to total approximately $11 million to $13 million.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

There were no material changes outside the ordinary course of business in our contractual obligations during the year ended December 31, 2007, except for the separation of the European businesses, and our expansion of both the comparison shopping business and the Internet survey solutions business. The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total at	Years Ended December 31,
	December 31,						2013 and
	2007	2008	2009	2010	2011	2012	Thereafter
	($ in thousands)

Contractual obligations:
Capital lease obligations	$21	$14	$7	$—	$—	$—	$—
Non-cancelable operating lease obligations*	12,081	5,132	3,931	1,692	828	348	150
Severance commitments**	460	460	—	—	—	—	—
Other long-term liabilities	504	118	278	104	4	—	—

Total contractual cash obligations	$13,066	$5,724	$4,216	$1,796	$832	$348	$150

*	Amounts for the years ended December 31, 2008 and 2009 have been reduced by approximately $316,000 and $194,000, respectively for rental payments which we expect to receive under sub-lease agreements.

**	These severance commitments are associated with the departure of a senior management member and other mid-management members in the fourth quarter of 2007.

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. The amount of unrecognized tax benefits at December 31, 2007 is approximately $1.5 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the timing of future tax settlements.

Based on our current level of operations and anticipated growth, we believe that our cash generated from operations will be adequate to finance our working capital and other capital expenditure requirements through the next 12 months, although no assurance can be given in this regard. We believe we are more likely than not to realize our domestic and certain of our foreign deferred tax assets in the future, which could result in a reduction of our tax obligations in the future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Costs Associated with Pending Class Action Lawsuit

In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and we intend to respond to the Amended Complaint on or before April 3, 2008.

In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. We have incurred and will continue to incur costs to defend the Company and the other defendants in the litigation described above as well as costs associated with the related investigations we have made into the alleged conduct identified in the Amended Complaint. A portion of these costs may be covered by insurance.

Impact of Inflation

Our results are affected by the impact of inflation primarily on production, operating costs and interest rates. The effects of inflation in changing prices on our net revenues and operations have not been material in the last three fiscal years. However, there has been deflationary pressure on selling prices, which requires us to monitor our operating costs and efficiencies. Due to the competitive nature of the businesses in which we operate, there can be no assurance that this negative pressure will not continue. Historically, we have used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on our operations.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on the Consolidated Financial Statements.

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We operate primarily in the United States and Europe and our business is expanding both in the United States and internationally. As a result we are exposed to certain market risks that arise in the normal course of business, including fluctuations in interest rates and currency exchange rates. These risks are not expected to be material. However, no assurance can be given that such risks will not become material. While we have not used derivative financial instruments in the past, we may, on occasion, use them in the future in order to manage or reduce these risks. We have not entered into any market risk sensitive instruments for trading or speculative purposes and do not expect to enter into derivative or other financial instruments for trading or speculative purposes. See Note 2 to the Consolidated Financial Statements for additional information on our investments in marketable securities.

Interest Rate and Debt Sensitivity

As of December 31, 2007 and 2006, we had borrowings under capital leases of less than $0.1 million, most of which bore interest at fixed rates. As such, a hypothetical one percentage point increase in interest rates would not have a material impact on our earnings or cash flows. However, should we enter into other debt arrangements that bear interest at floating rates, actual increases or decreases in earnings and cash flows in the future could differ materially from our historical experience based on the timing and amount of both interest rate changes and amounts borrowed by us.

As of December 31, 2007 and 2006, we had a balance of cash, cash equivalents and investments in marketable securities of $57.9 million and $37.0 million, respectively. If and to the extent that these funds were invested in interest bearing instruments during the entire period, a hypothetical one percentage point decrease in the rate of interest earned on these invested funds would affect our earnings or cash flows for the year ended December 31, 2007 or 2006, by approximately $0.6 million and $0.4 million, respectively.

Currency Exchange Rate Sensitivity

During the years ended December 31, 2007 and 2006, approximately 46% and 40%, respectively of our revenues were denominated in currencies other than the U.S. dollar. Prior to our acquisition of Ciao in April 2005, the effects of currency rate fluctuations were not material to our business, or results of operations. Since this acquisition, however, our results of operations were and continue to be affected by fluctuations in foreign currency exchange rates, which could have a material impact on our financial results. Our policy is to hedge the impact of currency rate fluctuations only if we enter into a large transaction denominated in other than U.S. dollars for which a change in exchange rates could have a material impact on our financial results. Due to the relatively small transaction size and the short duration of our operating cycle, we did not utilize hedges during 2007 or 2006. However, we will continue to monitor such exposures and utilize hedges, such as foreign currency exchange forward contracts, should we believe that a particular transaction could have a material impact on our financial results.

We performed a sensitivity analysis for the years ended December 31, 2007 and 2006. Holding all other variables constant, and assuming a hypothetical 10% adverse change in foreign currency exchange rates, the analysis indicated that such a market movement would affect our pre-tax income by approximately $2.0 million, $1.3 million and $800,000 for the years ended December 31, 2007, 2006 and 2005. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual revenues and expenses denominated in foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenfield Online, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Greenfield Online, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Stamford, Connecticut
March 17, 2008

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$57,949	$20,873
Investments in marketable securities	—	16,167
Accounts receivable trade, net (net of allowances of $2,309 and $1,875 at December 31, 2007 and 2006, respectively)	29,162	23,485
Prepaid expenses and other current assets	3,907	1,550
Deferred tax assets, current	3,985	4,905

Total current assets	95,003	66,980
Property and equipment, net	7,214	6,447
Other intangible assets, net	16,207	17,644
Goodwill	74,584	70,149
Deferred tax assets, long-term	21,110	17,740
Security deposits and other long-term assets	847	884

Total assets	$214,965	$179,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,011	$4,283
Accrued expenses and other current liabilities	18,817	15,141
Income taxes payable	4,960	6,765
Current portion of capital lease obligations	14	25
Deferred tax liabilities, current	972	—
Deferred revenue	604	440

Total current liabilities	30,378	26,654
Capital lease obligations, long-term	7	22
Deferred tax liabilities, long-term	4,772	3,457
Income taxes payable, long-term	2,939	—
Other long-term liabilities	451	90

Total liabilities	38,547	30,223

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 26,307,492 and 25,490,221 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	3
Additional paid-in capital	299,334	290,459
Accumulated deficit	(123,465)	(136,176)
Accumulated other comprehensive income (loss), net of tax	677	(4,534)
Treasury stock, at cost Common stock — 9,643 shares	(131)	(131)

Total stockholders’ equity	176,418	149,621

Total liabilities and stockholders’ equity	$214,965	$179,844

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net revenues	$129,013	$100,342	$89,179
Cost of revenues	32,713	24,086	24,327

Gross profit	96,300	76,256	64,852

Operating expenses:
Selling, general and administrative	61,437	44,730	40,682
Panel acquisition	3,333	5,527	3,762
Depreciation and amortization	8,852	9,225	6,965
Research and development	4,509	3,864	2,836
Impairment and restructuring charges	—	236	91,758

Total operating expenses	78,131	63,582	146,003

Operating income (loss)	18,169	12,674	(81,151)

Other income (expense):
Interest income (expense), net	708	109	(507)
Gain on sale of marketable securities	1,105	—	—
Other, net	(475)	(310)	(54)

Total other income (expense), net	1,338	(201)	(561)

Income (loss) before income taxes	19,507	12,473	(81,712)
Provision (benefit) for income taxes	6,566	4,019	(15,753)

Net income (loss)	$12,941	$8,454	$(65,959)

Net income (loss) per share available to common stockholders:
Basic	$0.50	$0.33	$(2.72)

Diluted	$0.48	$0.33	$(2.72)

Weighted average shares outstanding:
Basic	25,855	25,386	24,217

Diluted	27,041	25,698	24,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Treasury Stock-Common
	Shares	Amount	Capital	Shares	Amount

Balance at December 31, 2004	21,001	$2	$204,635	9	$(131)
Year ended December 31, 2005:
Net loss for the year
Issuance of shares related to Employee Stock Purchase Plan	12	—	149
Exercise of warrants	17	—
Shares purchased by executive officers of Rapidata.net	32	—	600
Shares purchased by executive officers of Zing Wireless	196	—	3,600
Shares issued in conjunction with acquisition of Ciao	3,947	1	79,697
Exercise of stock options	98	—	244
Stock option forfeitures			(601)
Translation adjustments, net of related income tax effects
Comprehensive loss
Adjustment to fees related to stock issuance			155
Contribution to capital			27
Tax adjustment for stock-based compensation			201
Amortization of unearned stock-based compensation

Balance at December 31, 2005	25,303	3	288,707	9	(131)
Year ended December 31, 2006:
Net income for the year
Adoption of SFAS 123(R)			(1,284)
Issuance of shares related to Employee Stock Purchase Plan	25	—	125
Exercise of stock options	162	—	387
Stock-based compensation			2,524
Unrealized gain on available-for-sale securities, net of related income tax effects
Translation adjustments, net of related income tax effects
Comprehensive income

Balance at December 31, 2006	25,490	3	290,459	9	(131)
Year ended December 31, 2007:
Net income for the year
Windfall tax benefit on stock option exercises			179
Issuance of shares related to Employee Stock Purchase Plan	16	—	143
Exercise of stock options	801	—	5,088
Stock-based compensation			3,465
Unrealized gain on available-for-sale securities, net of related income tax effects
Translation adjustments, net of related income tax effects
Comprehensive income

Balance at December 31, 2007	26,307	$3	$299,334	9	$(131)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
(In thousands)

			Accumulated
	Unearned		Other	Total
	Stock Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)

Balance at December 31, 2004	$(2,757)	$(78,671)	$—	$123,078
Year ended December 31, 2005:
Net loss for the year		(65,959)		(65,959)	$(65,959)
Issuance of shares related to Employee Stock
Purchase Plan				149	—
Exercise of warrants				—	—
Shares purchased by executive officers of Rapidata.net				600	—
Shares purchased by executive officers of Zing Wireless				3,600	—
Shares issued in conjunction with acquisition of Ciao				79,698	—
Exercise of stock options				244	—
Stock option forfeitures	601			—	—
Translation adjustments, net of related income tax effects			(8,172)	(8,172)	(8,172)

Comprehensive loss					$(74,131)

Adjustment to fees related to stock issuance				155
Contribution to capital				27
Tax adjustment for stock-based compensation				201
Amortization of unearned stock-based compensation	872			872

Balance at December 31, 2005	(1,284)	(144,630)	(8,172)	134,493
Year ended December 31, 2006:
Net income for the year		8,454		8,454	$8,454
Adoption of SFAS 123(R) (Note 12)	1,284			—	—
Issuance of shares related to Employee Stock Purchase Plan				125	—
Exercise of stock options				387	—
Stock-based compensation				2,524	—
Unrealized gain on available-for-sale securities, net of related income tax effects			165	165	165
Translation adjustments, net of related income tax effects			3,473	3,473	3,473

Comprehensive income					$12,092

Balance at December 31, 2006	—	(136,176)	(4,534)	149,621
Year ended December 31, 2007:
Net income for the year		12,941		12,941	$12,941
Cumulative effect of a change in accounting principle (Note 13)		(230)		(230)	—
Windfall tax benefit on stock option exercises				179	—
Issuance of shares related to Employee Stock Purchase Plan				143	—
Exercise of stock options				5,088	—
Stock-based compensation				3,465	—
Unrealized loss on available-for-sale securities, net of related income tax effects			(165)	(165)	(165)
Translation adjustments, net of related income tax effects			5,376	5,376	5,376

Comprehensive income					$18,152

Balance at December 31, 2007	$—	$(123,465)	$677	$176,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$12,941	$8,454	$(65,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(2,106)	147	(18,392)
Depreciation and amortization	12,384	12,180	9,347
Stock-based compensation	3,465	2,524	872
Gain on sales of marketable securities	(1,105)	—	—
Management change costs	—	—	1,037
Restructuring charges	—	236	379
Impairment of goodwill and other intangible assets	—	—	91,379
(Gain) loss on disposal of property and equipment	(12)	73	55
Provision for doubtful accounts	914	59	575
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,715)	(4,215)	(350)
Deferred project costs	35	288	(286)
Other current assets	(1,725)	(122)	443
Security deposits	155	514	(242)
Other long-term assets	(135)	(36)	(35)
Accounts payable	661	929	(805)
Accrued expenses	3,023	1,452	3,161
Other current and long-term liabilities	926	(222)	758
Payments of management change costs	(319)	(594)	(124)
Payments of restructuring charges	—	(583)	(32)
Income taxes payable	(1,821)	2,299	1,755
Deferred project revenues	160	51	125

Net cash provided by operating activities	21,726	23,434	23,661

Cash flows from investing activities:
Purchases of marketable securities	(22,609)	(20,569)	(8,249)
Sales of marketable securities	40,738	5,695	25,649
Proceeds from sale of property and equipment	24	30	11
Purchases of businesses, net of cash acquired	—	—	(113,645)
Additions to property and equipment and intangibles	(10,362)	(4,923)	(5,474)

Net cash provided by (used in) investing activities	7,791	(19,767)	(101,708)

Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	—	18,848
Repayments under credit facility	—	—	(18,848)
Proceeds of options exercised	5,039	387	244
Proceeds of employee stock purchase plan	153	127	151
Excess tax deduction on stock option exercises	179	—	—
Contribution to capital	—	—	27
Net proceeds from issuance of common stock in connection with business acquisitions	—	—	4,200
Principal payments under capital lease obligations	(25)	(4,309)	(1,622)
Other, net	(12)	(49)	(65)

Net cash provided by (used in) financing activities	5,334	(3,844)	2,935

Effects of exchange rate changes on cash and cash equivalents	2,225	427	(347)

Net increase (decrease) in cash and cash equivalents	37,076	250	(75,459)
Cash and cash equivalents at beginning of the year	20,873	20,623	96,082

Cash and cash equivalents at end of the year	$57,949	$20,873	$20,623

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$39	$427	$1,574
Income taxes	10,313	1,572	866
Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of equipment and internal use software financed through capital lease obligations	$—	$263	$2,385
Issuance of Common Stock for business acquisition	—	—	79,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization of Business, Nature of Business and Basis of Presentation:

References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Ciao” refer to our Ciao GmbH subsidiary and its consolidated subsidiaries. References to “Ciao Surveys” refers to our Ciao Surveys GmbH subsidiary and its consolidated subsidiaries.

Organization and Basis of Presentation

Nature of Business

We provide Internet survey solutions to the global marketing research industry and derived approximately 74% of our revenues from Internet data collection products and services, and approximately 26% from our comparison shopping business for the year ended December 31, 2007. We actively manage our Internet panels, which are 100% Internet-based panels of individuals who participate in our surveys. We expanded our Internet survey solutions business significantly into Europe and acquired a comparison shopping business when we acquired Ciao AG (“Ciao”) in April 2005. During 2006 and 2007, we have seen the Ciao comparison shopping business continue to grow. In 2007, the Ciao comparison shopping business comprised approximately 26% of our business, up from approximately 20% in 2006 and 10% in 2005.

Internet Survey Solutions

We provide Internet survey solutions to the global marketing research industry. We actively manage our Internet panels comprised of the Greenfield Online panel in the United States and Canada and the Ciao panels in Europe and other countries in Asia and Latin America. Globally, our Internet panels are 100% double opted-in panels of millions of individuals. We also provide Internet survey solutions in North America via our Real-Time Sampling® capability that recruits survey takers across the Internet in real time as they are needed to complete pending survey projects.

Comparison Shopping

Through our Ciao subsidiary we provide online comparison shopping services in Europe including the United Kingdom via our group of Ciao websites. We operate in-language comparison shopping portals in Germany, France, the United Kingdom, Spain, Italy, Sweden and the Netherlands. Through our comparison shopping business we aggregate and display information on a vast array of consumer products in such categories as consumer electronics, motor vehicles, computers, travel services and telecommunications. In addition, we have developed a community of registered members who post reviews on consumer products in order to assist others in making purchasing decisions. We generate revenues from e-commerce merchants that pay us lead referral fees when consumers click-through to merchant websites from our shopping portals, and from advertisers displaying ads on our shopping portals.

Segment Information

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and, in addition, the European operations include an online comparison shopping business.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which we operate through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which we operate through Ciao GmbH and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe. Prior to the separation of the two European businesses, we allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Financial information about our reportable segments is included in Note 14. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during 2007; however, we incurred operating expenses, which are included in the Ciao comparison shopping segment.

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

Expansion

During 2005, we completed three acquisitions as discussed further in Note 8. We acquired Rapidata.net (“Rapidata”) and Zing Wireless, Inc. (“goZing”) primarily to increase our domestic panel size and demographics as well as our customer base, and in the case of Ciao AG, (“Ciao”) to rapidly expand our international operations. In March 2004 we formed Greenfield Online Canada, Ltd., (“Greenfield Canada”), a wholly owned subsidiary incorporated under the laws of Canada. In November 2005, Greenfield Canada entered into a lease for approximately 14,700 square feet of office space in Toronto, Ontario, Canada. We have guaranteed Greenfield Canada’s obligations under this lease. In 2006, we opened Ciao Australia Ltd., a sales and marketing office in Sydney, Australia as a subsidiary of Greenfield Online and Ciao GmbH opened a branch in Wroclaw, Poland to serve as a technical development center. In 2006, we established a representative office in Shanghai, China to explore the Chinese market and in 2007 we incorporated Greenfield Online Japan, Ltd, a subsidiary of Greenfield Online, Inc., to serve as a sales and marketing office for our expansion plans in the Asia-Pacific region.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Follow-on Public Offering

In December 2004, we completed a follow-on public offering of 4.5 million shares of our common stock at a public offering price of $18.16 per share, and raised approximately $76.4 million in net proceeds after payment of underwriters’ commissions of $4.5 million and costs associated with our follow-on public offering amounting to approximately $800,000. The proceeds were utilized to fund the acquisition of Ciao in April 2005 as described in Note 8.

Liquidity, and Capital Resources

Until 2003, we had historically sustained net losses and negative cash flows from operations. In 2007 and 2006, we earned net income of $12.9 million and $8.5 million, respectively. In 2005, we sustained a net loss of approximately $65.9 million, of which approximately $91.4 million ($90.8 million after tax) was due to the non-cash impairment charge, primarily related to the goodwill and other intangible assets (Note 7) from our acquisition of Ciao. In addition, we had an accumulated deficit at December 31, 2007 and 2006.

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

The following are the significant accounting policies followed by the Company:

Revenue Recognition.  For our Internet survey solutions business, we recognize revenues for services when they are realized or realizable and earned. We consider revenues to be realized or realizable and earned when we have persuasive evidence of an arrangement, survey data delivery has occurred in accordance with the terms of the arrangement, the sales price is fixed or determinable and collectibility is reasonably assured. Many of our products are delivered within a short period generally ranging from a few days to two weeks. Other products may be delivered over multiple months. U.S. products are priced and sold separately by us on a regular basis. Certain contract arrangements require multiple deliverables of similar product data. For these arrangements, we recognize revenue for each deliverable, utilizing available verifiable objective evidence of fair value. An appropriate deferral is made for costs related to projects in process. Billings rendered in advance of services being performed, as well as customer deposits received in advance, are included in deferred revenue. Provision for estimated project losses, if any, is made in the period such losses are determinable and estimable. Provision for rebates offered to certain customers are recorded against revenue in the period that such rebates are earned.

For our comparison shopping business, we generate revenues from e-commerce commissions and advertising. The core of this business consists of attracting visitors to our websites, and referring these visitors to the websites of our merchant clients. Whenever a visitor is referred from us to a client’s website, a “click-through” is recorded both by us and by the client. At the end of each month, the total number of click-throughs in that month is obtained, multiplied by the cost-per-click-through agreed contractually with the client, and the resulting amount is invoiced and recognized as revenue in that month. Advertising revenues are generated from the display of customer advertising on our websites. In this case, independent advertising service software is used to measure the number of

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

page views that the advertising message has received in each month. We and our advertising customers both have access to this software to verify the number of page views. We only invoice and recognize revenues once an advertising campaign has been achieved in full, i.e. when the contractually agreed number of page views has been reached.

Cost of Revenues.  Our direct costs associated with generating revenues primarily consist of project personnel, which relates to labor costs associated with a project; panelist incentives, which represent cash and non-cash incentives paid to individuals who complete surveys; data processing, which represents processing of survey data; outside sample, which represent costs incurred to supplement our panel; Real-Time Sampling, which represents an alternative way to allow us to supplement our panel; amortization of internal use software, which relates to amortization of capitalized software costs related to survey production and comparison shopping portals; and other direct costs related to survey production, including stock-based compensation charges. For each of the years ended December 31, 2007 and 2006, these stock-based compensation charges relate to the adoption of SFAS 123(R). For years prior to 2006, these stock-based compensation charges are associated with the amortization of previously recorded unearned stock-based compensation.

Cash and Cash Equivalents.  We consider all highly liquid instruments (cash and short-term securities) with original maturities of three months or less to be cash equivalents. These highly liquid investments are readily convertible into known amounts of cash and are so near their maturity that they present insignificant risk of changes in value due to interest rate changes.

Investments in Marketable Securities.  As of December 31, 2007 and 2006, we had zero and $16.2 million, respectively in investments in certain marketable securities with original maturities greater than 90 days, which were invested in a money market fund in Europe. This fund invested in short-term fixed income securities and time deposits. These securities were classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, they are carried at fair value. All unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of the related tax effects and included within stockholders’ equity in accordance with SFAS 115. During the year ended December 31, 2007, we reclassified approximately $1.1 million from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to the statement of operations at the time the securities were sold.

Translation of Foreign Currencies.  We established subsidiaries and began operations outside the United States during the year ended December 31, 2003. Certain of our entities, which only provide support for our operating entities, have a functional currency of the U.S. Dollar. All current assets and liabilities of these foreign subsidiaries are translated at the period end (current) exchange rates and components of revenue and expense are translated at the average exchange rates for the periods. The effects of currency rate changes for these entities are included in other income and expense in the consolidated statements of operations and are considered immaterial for each of the periods presented. The functional currency for the entities acquired in the Ciao acquisition, as well as other operating subsidiaries, is their respective local currency, primarily the Euro. Assets and liabilities for these entities are translated at period end (current) exchange rates, and components of revenue and expense are translated at the average exchange rates for the applicable period. These translation adjustments are included in AOCI in the Consolidated Balance Sheets.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In North America and Europe, many of our top ten clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships.

For the year ended December 31, 2007, no one client accounted for more than 10% of our consolidated net revenues. No one client accounted for more than 10% of our North American Internet survey solutions segment net revenues. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 22 separate customers, accounted for approximately 13% of our Ciao Internet survey solutions segment net revenues. Two clients, Google, Inc. and eBay, Inc., accounted for approximately 27% and 16%, respectively, of our Ciao comparison shopping segment net revenues.

For the year ended December 31, 2007, our top ten clients accounted for approximately 38% of our consolidated net revenues and were comprised of 162 separate customers. The top ten clients of our North American operating segment accounted for approximately 42% of our North American Internet survey solutions segment net revenues and were comprised of 50 separate customers. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 51% of our Ciao Internet survey solutions segment net revenues and were comprised of 93 separate customers. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 58% of our Ciao comparison shopping segment net revenues and were comprised of 41 separate customers. For the year ended December 31, 2006, our top ten clients accounted for approximately 39% of our consolidated net revenues and were comprised of 92 separate customers. The top ten clients of our North American operating segment accounted for approximately 43% of our North American Internet survey solutions segment net revenues and were comprised of 30 separate customers. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 48% of our Ciao Internet survey solutions segment net revenues and were comprised of 61 separate customers. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 62% of our Ciao comparison shopping segment net revenues. For the year ended December 31, 2005, our top ten clients accounted for approximately 40% of our consolidated net revenues and were comprised of 89 separate customers. The top ten clients of our North American operating segment accounted for approximately 44% of our North American Internet survey solutions segment net revenues and were comprised of 49 separate customers. The top ten clients of our Ciao Internet survey solutions operating segment accounted for approximately 54% of our Ciao Internet survey solutions segment net revenues and were comprised of 54 separate customers. The top ten clients of our Ciao comparison shopping operating segment accounted for approximately 63% of our Ciao comparison shopping segment net revenues.

Accounts Receivable Allowances.  Accounts receivable allowances are comprised of an allowance for doubtful accounts and allowances for customer credits, including volume rebates to certain of our larger customers. Volume rebate allowances are accrued based upon estimated volume rebates to be earned in connection with client contracts. The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of default on payment. During each of the years ended December 31, 2007, 2006 and 2005, we recorded provisions for doubtful accounts and customer credits of $3.2 million, $2.0 million and $1.6 million, respectively.

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

Certain of these acquisitions resulted in the allocation of a portion of the purchase price to goodwill. Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill, but instead it is tested for impairment when changes in circumstances indicate that an impairment may exist, and at least on an annual basis. In performing the annual impairment test, we compare the fair value of our reporting unit with its carrying value, including goodwill. Our reporting units are our operating segments as these represent the lowest level for which discrete financial information is prepared and reviewed by management. In the event that a reporting unit’s carrying amount exceeds its fair value, we would record an adjustment to the respective reporting unit’s goodwill for the difference between the implied fair value of goodwill and the carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of fair value and resulting impairment requires management to make estimates of these cash flows related to goodwill and long-lived assets as well as other fair value determinations. As of October 31, 2007 and 2006, our annual impairment test dates, we determined that we did not have an impairment of goodwill as the fair value exceeded our carrying value. As of October 31, 2005, we determined that an impairment of goodwill existed in our European operating segment, which has now been split into two operating segments, the Ciao Internet survey solutions segment and the Ciao comparison shopping segment. It was determined that this impairment was associated with the Ciao Internet survey solutions segment. Therefore, we recorded a pre-tax impairment charge of $89.8 million for the year ended December 31, 2005, which is included in Impairment and restructuring charges in the consolidated statements of operations. Refer to Note 7 for a discussion of this impairment charge.

Long-lived Assets.  We review other long-lived assets, including property and equipment and internal use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management determines whether there has been any impairment on such assets by comparing anticipated undiscounted cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment is calculated by comparing the carrying value to the fair value, which is estimated, primarily using the present value of the estimated future cash flows. For the year ended December 31, 2005, we determined that an impairment of certain intangible assets existed and therefore, we recorded a pre-tax impairment charge of $1.5 million, which is included in Impairment and restructuring charges in the consolidated statements of operations and relates to customer relationships, non-competition agreements and panel members associated with our European operating segment. Refer to Note 7 for a discussion of this impairment charge.

Restructuring.  In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognize costs associated with exit or disposal activities

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when they are incurred, rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include costs related to employee terminations, lease terminations, facility costs or other exit or disposal activity costs. Refer to Note 17 for a discussion of these restructuring charges.

Software Costs.  We follow the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) to account for the costs of computer software. Costs associated with the development of code and the purchase or license of software from external vendors, including upgrades, which are used to run both our Internet survey solutions and comparison shopping businesses are capitalized and amortized over the estimated useful life, typically two years.

We expense, as incurred, all costs associated with new product development, whether performed by employees or outside consultants, including reengineering, process mapping, feasibility studies, data conversion, and training incurred solely to extend the useful life of the existing software. In addition, we expense as incurred the costs associated with maintenance of current technologies.

Income Taxes.  Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Further, deferred tax assets are recognized for the expected benefits of available net operating loss carryforwards (“NOL(s)”), capital loss carryforwards and tax credit carryforwards. We continually assess the need for a tax valuation allowance on a quarterly basis based on all available information. As of December 31, 2007 and 2006, and as a result of these assessments, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. In addition, as a result of these assessments, we released approximately $120,000 ($1.4 million at December 31, 2006) of our valuation allowance that had previously been recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to NOLs acquired as a result of our Ciao acquisition and, based on our assessments, are more likely than not to be realized based on expected future profitability. As of December 31, 2007, an additional valuation allowance of approximately $61,000 ($150,000 at December 31, 2006) was recorded against certain other foreign deferred tax assets. We do not believe that these deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

Fair Value of Financial Instruments.  Our financial instruments primarily consist of cash, short-term securities, accounts receivable, capital lease obligations, accounts payable and accrued expenses.

Panelist Incentives.  Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which has been generally one year. In February 2006, we lowered the expiration threshold from one year to six months. In our North American segment, we accrue incentives as incurred, and reverse expirations to the statement of operations as the expirations occur. In our European segment, accrued incentives are recorded net of estimated expirations. For the year ended December 31, 2007, on a consolidated basis, unclaimed incentives represented approximately 18% of total incentives accrued. For the year ended December 31, 2006, on a consolidated basis, unclaimed incentives represented approximately 32% of total incentives accrued, while unclaimed incentives represented approximately 17% of total incentives accrued for the year ended December 31, 2005. We utilize a mix of both direct-cash and prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize. After our acquisition of goZing we began to shift back to cash-based payments for certain projects, and our mix of prize-based and cash-based

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentives continues to change. Fluctuations in the amount of unclaimed incentives may vary based on the mix of cash-based and prize-based projects, and this variation may affect our results of operations in future periods.

Panel Acquisition.  Costs associated with establishing and maintaining panels of potential survey respondents are expensed as incurred. These costs include payments to third parties who source panelists from their databases and websites. However, panel members obtained as a result of acquisitions of businesses are capitalized and amortized over their estimated useful lives. We included approximately $1.8 million, $1.8 million and $1.4 million of amortization expense associated with the panel members acquired as a result of the acquisitions of several businesses, which is included in Panel acquisition expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development.  Research and development costs are expensed as incurred. Such costs primarily include direct costs for salaries, employee benefits and sub-contractors engaged in product development activities.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires the measurement of compensation cost for all share-based payment awards at fair value on the date of grant and the recognition of compensation expense over the requisite service period for awards expected to vest. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), the provisions of which we have applied in our adoption of SFAS 123(R). Pre-tax share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $3.5 million and $2.5 million, respectively, which was related to stock options and our 2004 Employee Stock Purchase Plan, (the “Stock Purchase Plan”).

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2007 and 2006 includes: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123; and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in our

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the year ended December 31, 2006. Refer to Note 12 for additional information related to stock-based compensation.

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

Recently Issued Accounting Standards

Fair Value Measurements.  In September 2006, the FASB released SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance relating to methods used to measure fair value and expands disclosures about fair values, which should result in increased consistency and comparability in fair value measures. SFAS 157 is effective for us beginning January 1, 2008, with early adoption being permitted. We are currently evaluating the impacts that SFAS 157 will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB released SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impacts that

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 159 will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including; (i) acquisition costs generally will be expensed as incurred, (ii) acquired contingent liabilities, including certain contingent consideration (or earn-out) arrangements, will be recorded at fair value at the acquisition date, (iii) in-process research and development (“IPRD”) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (iv) restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date, and (v) changes in deferred tax asset valuation allowances and income tax uncertainties made after the acquisition date generally will be recorded as a component of income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 for us. SFAS 141(R) may not be applied before that date. We are currently evaluating the impacts that SFAS 141(R) will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. More specifically, SFAS 160 requires the recognition of noncontrolling interests (minority interests) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in a deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS 160 is effective for us beginning January 1, 2009, with early adoption prohibited, the same as related statement SFAS 141(R). We are currently evaluating the impacts that SFAS 160 will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

Note 3 —	Earnings per Share:

Net Income (Loss) per Share.  We report net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Additionally, out-of-the-money stock options are excluded from the computation of diluted earnings per share as they would have an anti-dilutive effect. Weighted average potential common shares of approximately 758,000, 1.5 million and 2.0 million were excluded from the computation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, as they would be anti-dilutive. The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Years Ended December 31,
	2007	2006	2005

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	25,855	25,386	24,217
Dilutive effect of stock option grants	1,186	312	—

Diluted number of common and potential common shares outstanding	27,041	25,698	24,217

Note 4 —	Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of various items that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at December 31, 2007 and 2006 (in thousands):

	December 31,	December 31,
	2007	2006

Cumulative translation adjustment	$677	$(4,699)
Unrealized gain on available-for-sale securities, net of deferred taxes of $114 at December 31, 2006	—	165

Total accumulated other comprehensive income (loss)	$677	$(4,534)

Note 5 —	Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consisted of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Prepaid maintenance and license contracts	$414	$273
Prepaid expenses	685	422
Prepaid insurance	497	461
Deferred project costs	66	97
Prepaid taxes	711	168
Interest receivable	1,286	35
Other	248	94

	$3,907	$1,550

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property and Equipment, net:

Property and equipment, net consisted of the following at December 31, 2007 and 2006 (in thousands):

	Estimated
	Useful		December 31,
	Life-Years		2007	2006

Computer and data processing equipment	2-4		$13,302	$14,070
Leasehold improvements	2-5	*	2,445	1,955
Furniture and fixtures	7-8		2,597	2,512
Telephone system	4-5		1,123	1,121
Automobile(s)	4		14	43

			19,481	19,701
Less: Accumulated depreciation			(12,267)	(13,254)

Property and equipment, net			$7,214	$6,447

*	Lesser of the estimated life of the asset or the term of the underlying lease.

Depreciation expense amounted to $3.4 million, $5.0 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, including amounts recorded under capital leases. In the years ended December 31, 2007, 2006 and 2005, we disposed of assets with a net book value of $12,000, $139,000 and $45,000, respectively, primarily computer software and equipment in 2007 and primarily computer software and equipment and furniture and fixtures in 2006 and 2005. In March 2006, we repaid all of our lease obligations associated with assets under capital leases from Somerset Capital, Ltd. (“Somerset Capital”) with a principal balance of approximately $3.8 million. The remaining assets under capital lease are the result of our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005, and amounted to a net book value of zero and $12,000 as of December 31, 2007 and 2006, respectively and are included in computer and data processing equipment. During the year ended December 31, 2006, we recorded a charge of approximately $10,000 related to the sale of our telephone system at our Encino, CA office, which is included in restructuring charges in the statement of operations.

Note 7 —	Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. We allocated the goodwill previously reported in our European segment to the Ciao Internet survey solutions segment and the Ciao comparison shopping segment based on an independent fair value review as of December 31, 2005. In accordance with the provisions of SFAS 142, we conducted our annual reviews as of October 31, 2007 and 2006. We determined the fair value of our goodwill by discounting the cash flow projections at a 15.5% (16.5% in 2006 ) discount rate for our market research segments and 16.0% (17.0% in 2006) discount rate for our comparison shopping segment, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that the fair value of goodwill exceeded the carrying value and therefore, goodwill was not impaired for either the year ended December 31, 2007 or 2006. In the year ended December 31, 2005, we conducted our initial review as of October 31, 2005. We determined the fair value of our goodwill by discounting the cash flow projections at a 16.5% discount rate, reflecting a risk-adjusted weighted average cost of capital. The results of our analysis indicated that goodwill was impaired in our European business

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment. The primary reason for the impairment was the weaker than anticipated revenue and cash flow growth of our European business segment as a result of increased competition from new entrants, pricing pressure and flat revenue and bid volume during the last three quarters of 2005. Therefore, as required by SFAS 142, we recorded a non-cash, pre-tax impairment charge of $89.8 million in the fourth quarter of 2005 related to the goodwill of our European segment, which is included in Impairment and restructuring charges in the Consolidated Statements of Operations.

The following table summarizes the changes in the carrying value of goodwill by operating segment for the years ended December 31, 2005, 2006 and 2007 (in thousands):

				Europe
	North America			Ciao- Internet	Ciao-
			Ciao	Survey	Comparison
Goodwill	Rapidata	goZing	Int’l	Solutions	Shopping	Total

Balance as of December 31, 2004	$—	$—	$—	$—	$—	$—
Goodwill associated with acquisitions*	5,050	25,749	—	101,348	34,463	166,610
Goodwill impairment	—	—	—	(89,846)	—	(89,846)
Foreign currency translation adjustment	—	—	—	(1,392)	(7,930)	(9,322)

Balance as of December 31, 2005	5,050	25,749	—	10,110	26,533	67,442
Goodwill adjustment**	—	—	—	(1,493)	—	(1,493)
Goodwill transfer***	—	—	354	(354)	—	—
Foreign currency translation adjustment	—	—	—	1,187	3,013	4,200

Balance as of December 31, 2006	5,050	25,749	354	9,450	29,546	70,149
Goodwill adjustment****	—	—	—	(59)	—	(59)
Foreign currency translation adjustment	—	—	—	1,084	3,410	4,494

Balance as of December 31, 2007	$5,050	$25,749	$354	$10,475	$32,956	$74,584

*	Goodwill associated with the Rapidata, goZing and Ciao acquisitions has been adjusted by $85,000, $430,000 and $814,000, respectively, since their respective acquisition dates through December 31, 2005 as a result of certain post-closing adjustments of the net assets acquired. The goodwill associated with Rapidata and goZing are included in our North American operating segment, while the Ciao goodwill (except for the $354,000 transferred to our North American segment as described below) was previously included in our European operating segment and has been allocated between our Ciao Internet survey solutions and comparison shopping segments. Refer to Note 8.

**	Goodwill associated with the Ciao acquisition has been adjusted by $113,000 to reflect the reversal of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition, and $1.4 million to reflect the release of a portion of our previously recorded valuation allowance against certain foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.

***	During 2006, Greenfield Online purchased, and Ciao sold, all of the stock of Ciao International, Inc., the Ciao subsidiary operating its Internet survey solutions business in the United States. As part of this intercompany transaction, Greenfield acquired, among other things, the goodwill associated with Ciao International, Inc., of approximately $354,000.

****	Goodwill associated with the Ciao acquisition has been adjusted by $59,000 to reflect an increase in our foreign deferred tax assets associated with NOLs acquired as a result of our Ciao acquisition.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other intangible assets consists of the following at December 31, 2007 and 2006 (in thousands):

		As of December 31, 2007			As of December 31, 2006
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount

Internal use software	2-3	$11,800	$4,845	$6,955	$5,521	$2,117	$3,404
Other software acquired	0.42	159	159	—	159	159	—
Panel members*	3-4	6,986	5,295	1,691	6,819	3,399	3,420
Backlog	0.25	—	—	—	447	447	—
Affiliate network	3	347	333	14	347	217	130
Customer relationships	5	8,455	4,707	3,748	7,694	2,761	4,933
Non-competition agreements	2.75-3	2,806	2,789	17	2,578	1,652	926
Domain names and service marks	5-10	8,025	4,243	3,782	7,242	2,411	4,831

Other intangible assets, net		$38,578	$22,371	$16,207	$30,807	$13,163	$17,644

*	During the fourth quarter of 2005, we reduced the estimated useful lives of our acquired panelists from 4-8 years to 3-4 years. We reduced the useful lives based on the accumulation of additional experience with regard to the duration that, on average, a panel member will continue to participate in surveys.

We have capitalized costs associated with the development and management of our panelist database and internal use software. During the years ended December 31, 2007, 2006 and 2005 we capitalized to internal use software approximately $6.4 million, $3.1 million and $1.7 million, respectively. During 2005, we made certain business acquisitions and have been integrating the acquired panelist databases and technologies. As part of this on-going integration, we determined that certain database software applications would have limited usage subsequent to the completion of the integration of our panelist databases and processes. Therefore, we have reduced the estimated useful lives of these software applications, with a remaining net book value of $1.5 million as of the end of November 2005, to ten months as we no longer used this technology beginning with the fourth quarter of 2006.

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amortization of internal use software amounted to $3.1 million, $1.6 million and $720,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, $1.8 million is included in cost of revenues and $1.3 is included in operating expenses in the consolidated statements of operations. For the year ended December 31, 2006, $1.1 million is included in cost of revenues and $461,000 is included in operating expenses in the consolidated statements of operations. For the year ended December 31, 2005, $665,000 is included in cost of revenues and $55,000 is included in operating expenses in the consolidated statements of operations.

Amortization of other intangible assets (excluding internal use software) amounted to $5.9 million, $5.5 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, $1.8 million is included as panel asset amortization, and $4.1 million is included in operating expenses in the consolidated statements of operations. For the year ended December 31, 2006, $1.8 million is included as panel asset amortization, and $3.7 million is included in operating expenses in the consolidated statements of operations. For the year ended December 31, 2005, $304,000 is included in cost of revenues, $1.4 million is included as panel asset amortization, and $3.2 million is included in operating expenses in the consolidated statements of operations. During 2007, we wrote off internal use software with a net book value of zero and a cost of $422,000 as this software has been fully amortized and we no longer use this technology. During 2006, we wrote off internal use software with a net book value of zero and a cost of $1.5 million as this software has been fully amortized and we no longer use this technology. During 2005, we wrote off internal use software with a net book value of $21,000 and a cost of $665,000 as we no longer use this technology.

The weighted average remaining life for intangible assets at December 31, 2007 was approximately 1.6 years and amortization expense for the year ended December 31, 2007 was $8.9 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount

2008	$8,942
2009	$5,854
2010	$1,210
2011	$53
2012	$52

Note 8 —	Acquisitions of Businesses:

Rapidata.net Acquisition

On January 25, 2005, we completed the acquisition of Rapidata, a privately held North Carolina corporation (“Rapidata”), pursuant to the terms and conditions of a Stock Purchase Agreement dated January 25, 2005 (the “Stock Purchase Agreement”) among us, Rapidata and all of the shareholders of Rapidata. Pursuant to the Stock Purchase Agreement, we acquired all of the outstanding common stock of Rapidata for $5.5 million in cash, subject to certain closing and post closing adjustments. The results of operations of Rapidata were included in our

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations beginning January 26, 2005. In September 2005, we paid an additional $39,000 as a result of adjustments to current accounts receivable not previously included in the working capital adjustment under the Stock Purchase Agreement and in October 2005, we paid an additional $46,000, as a result of the incremental tax cost amount, as defined in the Stock Purchase Agreement.

Zing Wireless Acquisition

On February 8, 2005, we completed the acquisition of Zing Wireless, Inc. a privately held California corporation (“goZing”), pursuant to the terms and conditions of an Agreement and Plan of Reorganization, dated February 8, 2005 (the “Plan of Reorganization”), among us, goZing and our wholly-owned acquisition subsidiary, Greenfield Acquisition Sub, Inc. Pursuant to the Plan of Reorganization, we acquired all of the outstanding shares of common stock of goZing for an aggregate consideration of approximately $31.9 million in cash, subject to certain closing and post closing adjustments.

Ciao Acquisition

On April 6, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) among us, Ciao AG, a privately held German company (“Ciao”), the shareholders of Ciao as the sellers, the representative of the sellers, our wholly-owned acquisition subsidiary SRVY Acquisition GmbH and its wholly-owned subsidiary Ciao Holding GmbH as buyers, and the Company Trustee (as identified therein). The signing and closing under the Share Purchase Agreement occurred on April 6, 2005. Pursuant to the Share Purchase Agreement, we acquired all of the outstanding shares of stock of Ciao for €57,692,250 (approximately $74.3 million) in cash and 3,947,367 shares of our common stock valued at $20.19 per share (the closing price of our common stock on Nasdaq on April 6, 2005). We funded a portion of the cash proceeds delivered in the transaction from the Commerce Bank Credit Facility as described in Note 10 under the section entitled “Commerce Bank Credit Facility” and the remaining balance from the proceeds of our follow-on public offering (Note 1). In addition to the €57,692,250 set forth above, the cash portion of the consideration was adjusted to reflect the estimated amount of cash on hand at Ciao in excess of a specified amount of working capital as of the closing date and adjusted again based upon the final closing date balance sheet of Ciao. In September 2005, we paid an additional €54,000 (approximately $69,000), as a result of certain net cash adjustments as set forth in the Share Purchase Agreement.

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

	North America	Europe
	goZing	Ciao
	February 8,	April 6,
	2005	2005

Cash	$833	$1,775
Trade receivables	2,330	5,602
Other current assets	91	647
Property and equipment	276	1,561
Other intangible assets	4,549	18,194
Deferred tax asset	—	7,498
Goodwill*	25,749	134,260

Total assets acquired	33,828	169,537
Accounts payable	(712)	(535)
Accrued expenses	(1,024)	(1,844)
Current taxes payable	—	(2,032)
Other current liabilities	(31)	(1,041)
Deferred tax liability	—	(6,103)
Long term liabilities	(78)	—

Net assets acquired	$31,983	$157,982

*	Goodwill is not deductible for income tax purposes. Goodwill has been adjusted to reflect the reversal of approximately $113,000 of certain purchase accounting reserves not utilized within the twelve month period following the Ciao acquisition, the release of a portion of our valuation allowance of approximately $1.4 million previously recorded against certain foreign deferred tax assets acquired as a result of our Ciao acquisition and $59,000 to reflect an increase in our foreign deferred tax assets associated with NOLs acquired as a result of the Ciao acquisition.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following at the date of acquisition for goZing and Ciao (in thousands):

	Estimated	goZing	Estimated	Ciao
	Useful	February 8,	Useful	April 6,
	Life-Years	2005	Life-Years	2005

Acquired software	0.42	$159	—	$—
Panel members*	5.0	2,369	4.0	1,565
Domain names and service marks	10.0	116	5.0	6,542
Customer relationships	5.0	975	5.0	7,483
Non-competition agreements	3.0	459	2.75	2,340
Affiliate network	3.0	347	—	—
Backlog	0.25	124	0.25	264

Total other intangible assets		$4,549		$18,194

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

(Unaudited)
Pro Forma
Year Ended
December 31,
(In thousands, except per share data)	2005

Net revenues	$96,973

Operating loss*	$(81,366)

Net loss	$(66,696)

Net loss per share available to common stockholders:
Basic	$(2.64)

Diluted	$(2.64)

Weighted average shares outstanding:
Basic	25,256

Diluted	25,256

*	Included in pro forma operating loss for the year ended December 31, 2005 is additional amortization of approximately $5.5 million, related to the increase in fair value of the identifiable intangible assets associated with the acquisitions. Additionally, pro forma operating loss was negatively impacted in the year ended December 31, 2005 by approximately $308,000 ($181,000 after tax) or $0.01 per share basic and diluted for legal and consulting fees associated with goZing’s sale of their business.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma results for the year ended December 31, 2005 has been prepared for comparative purposes only and includes certain adjustments such as additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisitions. The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period presented or of future results.

Note 9 —	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Accrued payroll, bonus and commissions	$6,573	$4,710
Panelist and respondent incentives	6,019	4,905
Accrued panel costs	46	237
Real-Time Sampling accruals	359	162
Accrued management change severance costs	460	490
Non-income tax accruals	1,458	1,387
Software license liability	349	332
Accrued search engine marketing and advertising costs	295	—
Accrued audit and tax costs	665	717
Outside sample accruals	951	643
Other	1,642	1,558

	$18,817	$15,141

For the years ended December 31, 2007, 2006 and 2005, we reversed panelist incentives accrual of $1.9 million, $2.9 million and $1.6 million, respectively, to record the expirations of the incentives.

We had arrangements with Microsoft Corporation through Microsoft Network (“MSN”). Through those arrangements, we paid MSN for network traffic routed to our website where participants opted in to become members of our Internet panel. We also incurred a fee to MSN for surveys completed and delivered to clients. We did not incur any fees for first time traffic routed to our website through MSN subsequent to February 2005, as we then ceased recruiting panelists pursuant to this arrangement. Such fees for first time traffic routed to our website through MSN were immaterial for all prior years presented. In 2003, MSN began charging us fees for surveys completed and delivered through MSN referrals. Fees paid to MSN for surveys completed by panelists originally obtained through MSN, are included in cost of revenues, amounted to zero, $172,000 and $492,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During the first quarter of 2006, our obligation to make payments to MSN for surveys completed by MSN-sourced panelists was terminated.

Note 10 —	Revolving Credit Facility:

SVB Credit Facility.  We had a credit facility (the “SVB Credit Facility”) with Silicon Valley Bank (“SVB”) in the amount of $1.9 million at December 31, 2004 based upon an 80% advance rate on eligible accounts receivable. The SVB Credit Facility bore interest at a rate equal to the prime rate plus 1%, plus a collateral handling fee of 0.375% of the monthly average daily financed receivable balance. The SVB Credit Facility was collateralized by our general assets, was scheduled to mature on August 22, 2005 and included covenants that required us to achieve

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain performance targets each quarter that the SVB Credit Facility was outstanding. We incurred interest expense in the amount of zero, zero and $20,000 for the years ended December 31, 2007, 2006 and 2005, respectively, associated with the SVB Credit Facility.

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

Commerce Bank Credit Facility.  We had a credit facility with Commerce Bank, which we entered into on April 6, 2005. The Credit Agreement with Commerce Bank NA (“Commerce Bank”) provided for a term loan of $10.0 million and a revolving loan of up to $15.0 million (the “Commerce Bank Credit Facility”). The term loan was payable over a 36 month period. The amounts available to be borrowed under the revolving loan were based on eligible accounts receivable (the “Borrowing Base”) as defined in the Commerce Bank Credit Facility. On April 6, 2005, we drew approximately $18.8 million under the Commerce Bank Credit Facility, of which $10.0 million was drawn under the term loan and the balance of which was drawn under the revolving loan. We utilized approximately $7.4 million of the loan proceeds to fund a portion of the acquisition of Ciao as described in Note 8 and approximately $11.4 million for working capital and general corporate purposes. The Commerce Bank Credit Facility required that monthly payments of principal and interest be made on the term loan, interest only on the revolving loan, and both the term loan and revolving loan were scheduled to mature on April 6, 2008. The initial interest rate on both the term loan and the revolving loan was 3.5% above the Eurodollar rate for a one-month period. Under the terms of the Commerce Bank Credit Facility, we had the option to choose to have the interest rate be 3.5% above the Eurodollar rate for a one-month, two-month or three-month period, or to have the interest rate be 0.75% above the prime rate. The Commerce Bank Credit Facility was secured by security interests in substantially all of our personal property. Two of our subsidiaries, goZing and Rapidata, guaranteed to Commerce Bank our obligations under the Commerce Bank Credit Facility and also granted security interests in substantially all of their personal property. In addition, the Commerce Bank Credit Facility required that as of the last day of each fiscal quarter we must have achieved EBITDA (as such term is defined in the Commerce Bank Credit Facility, which includes EBITDA attributable to Ciao for the period beginning July 1, 2004) for the 12 months then ended of at least $20.0 million. We were also required to maintain a minimum of $10.0 million in deposits in accounts with Commerce Bank.

On December 20, 2005, we provided Commerce Bank notice of our intention to terminate the Commerce Bank Credit Facility. At such time, we had approximately $14.2 million of outstanding borrowings under the Commerce Bank Credit Facility. The Commerce Bank Credit Facility was terminated on December 29, 2005 and we paid all amounts due thereunder, including accrued interest of approximately $76,000. The termination of the Commerce Bank Credit Facility has not had a material effect on our liquidity or capital resources. Currently, we do not have any credit facilities available for borrowing.

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Stockholders’ Equity:

Common Stock

Our Certificate of Incorporation, as amended, authorizes us to issue up to 100,000,000 shares of $0.0001 par value common stock. At December 31, 2007, 4.3 million shares were reserved for issuance under our equity compensation plans.

Warrants

In August 2001, in connection with establishing the SVB Credit Facility, we issued a warrant to purchase 49,041 shares of Class A Common Stock at an exercise price of $4.08 per share to the creditor (the “SVB Warrant”). The SVB Warrant was immediately exercisable, expired on August 9, 2006 and contains anti-dilution provisions. In connection with our Recapitalization, the issuance of additional potentially dilutive securities, and the combination of Class A Common Stock and Class B Common Stock and their reverse split in connection with our initial public offering, the SVB Warrant was adjusted to be exercisable to purchase 26,857 shares of Common Stock with an exercise price of $7.42 per share. The SVB Warrant was exercised in January 2005, for which 17,059 shares of common stock were issued.

Note 12 —	Stock-Based Compensation:

We maintain two types of share-based compensation plans, the 2004 Employee Stock Purchase Plan and two stock option plans, the 1999 stock option plan and the 2004 equity incentive plan, which are described below. Also, during 2005 and 2006, we granted options outside of either of the 1999 stock option plan or the 2004 equity incentive plan, which is described below as the 2005 Inducement Options. The total pre-tax compensation cost that has been charged against income for these plans and the 2005 Inducement Options was approximately $3.5 million, $2.5 million and $872,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was approximately $1.2 million, $0.9 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Unearned Stock-Based Compensation

We had previously awarded certain stock option and warrant grants in which the fair value of its underlying stock on the date of grant exceeded the exercise price. As a result, we recorded unearned stock-based compensation, which was being amortized over the service period, generally four years. Accordingly, we amortized $872,000 of stock based compensation expense in the statement of operations for the year ended December 31, 2005 related to these option grants. For the year ended December 31, 2005, we recorded $177,000 in cost of revenues and $695,000 in selling, general and administrative expenses. In connection with options forfeited we wrote off $601,000 of unearned stock-based compensation as a reduction of additional paid-in capital during the year ended December 31, 2005.

As a result of the adoption of SFAS 123(R) on January 1, 2006, we are no longer amortizing unearned stock-based compensation separately, as such compensation costs are included in the compensation expense recognized under SFAS 123(R). As of December 31, 2005, we had a remaining balance of $1.3 million in unearned stock-based compensation, which we recorded as a reduction of additional paid-in capital at January 1, 2006, the date of adoption of SFAS 123(R).

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

Unless otherwise determined by the plan administrator (our board of directors or an authorized committee thereof), common stock may be purchased by the employees participating in the Stock Purchase Plan at a price per share equal to the lesser of (i) 85% of the fair market value of a share of our common stock on the date of commencement of the offering or (ii) 85% of the fair market value of a share of our common stock on the last business day of the offering. Generally, all regular employees, including officers, who are customarily employed by us or by any of our designated affiliates for more than 20 hours per week and more than five months per calendar year may participate in the Stock Purchase Plan and may contribute (normally through payroll deductions) up to 10% of their earnings for the purchase of common stock under the Stock Purchase Plan, as determined by the plan administrator. During the year ended December 31, 2005, 3,445 shares were purchased in the first quarter of 2005 for the offering period of October 15, 2004 through December 31, 2004 and 8,177 shares were purchased in the third quarter of 2005 for the offering period of January 1, 2005 through June 30, 2005 in accordance with the Stock Purchase Plan. During the year ended December 31, 2006, 12,849 shares were purchased in the first quarter of 2006 for the offering period of July 1, 2005 through December 31, 2005 and 12,050 shares were purchased in the third quarter of 2006 for the offering period of January 1, 2006 through June 30, 2006 in accordance with the Stock Purchase Plan. During the year ended December 31, 2007, 10,247 shares were purchased in the first quarter of 2007 for the offering period of July 1, 2006 through December 31, 2006 and 6,233 shares were purchased in the third quarter of 2007 for the offering period of January 1, 2007 through June 30, 2007 in accordance with the Stock Purchase Plan. In January 2008, 5,872 shares were purchased with the Stock Purchase Plan for the offering period of July 1, 2007 through December 31, 2007. As of March 1, 2008, there were 191,127 shares available for issuance pursuant to the Stock Purchase Plan.

Under APB 25, we did not recognize compensation costs associated with the Stock Purchase Plan. However, the provisions of the Stock Purchase Plan cause it to be considered a compensatory plan under SFAS 123(R). We applied FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” to estimate the fair value of our Stock Purchase Plan awards and determined the period over which compensation cost should be recognized. As such, we began expensing the effect of compensation related to the Stock Purchase Plan effective January 1, 2006, the date of adoption of SFAS 123(R). We recorded pre-tax compensation expense of $50,000 for the year ended December 31, 2007, of which $4,000 is included in cost of revenues, $4,000 is included in research and development expenses and $42,000 is included in selling, general and administrative expenses in the consolidated statements of operations. We recorded pre-tax compensation expense of $48,000 for the year ended December 31, 2006, of which $7,000 is included in cost of revenues, $2,000 is included in research and development expenses and $39,000 is included in selling, general and administrative expenses in the consolidated statements of operations.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

1999 Stock Option Plan

Our Amended and Restated 1999 Stock Option Plan (the “1999 Plan”) enables our key employees, directors and consultants to purchase shares of our common stock. We granted options to purchase our common stock based upon valuations determined by the board of directors, which is generally equal to the fair market value of our common stock on the date of grant. Options under the 1999 Plan generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire after 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares. Options outstanding under the 1999 Plan, which are cancelled or forfeited or become available for re-grant under the 1999 Plan before the expiration of the 1999 Plan, become available for granting under the 2004 Equity Incentive Plan.

On September 12, 2003 we amended the 1999 Plan to increase the number of shares of common stock, par value $0.0001 available under the 1999 Plan by 657,147 shares, from 329,897 to 987,044. As of December 31, 2005, options to purchase 568,918 shares were outstanding and 23,054 options to purchase shares of common stock were available for further grant under the 1999 Plan. As of December 31, 2006, options to purchase 379,805 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan. As of December 31, 2007, options to purchase 195,500 shares were outstanding and options to purchase 23,054 shares of common stock were available for further grant under the 1999 Plan.

2004 Equity Incentive Plan

Our board of directors adopted the 2004 Equity Incentive Plan (the “2004 Equity Plan”) on April 1, 2004 and our stockholders approved it on April 1, 2004. The 2004 Equity Plan became effective upon the completion of our initial public offering in July 2004. Unless sooner terminated by the board of directors, the 2004 Equity Plan will terminate on March 31, 2014, the day before the tenth anniversary of the date that the plan was adopted by our board of directors. The 2004 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock bonuses, restricted stock awards, and stock appreciation rights, which may be granted to our employees (including officers), directors and consultants. Equity incentives are generally granted at the fair market value on the date of grant and generally vest over four years; 25% on the anniversary of the date of grants and 12.5% on each 6 month anniversary thereafter, and expire between 7 and 10 years from the date of grant. Upon share option exercise, we will issue newly certificated shares. Options outstanding under the 1999 Plan, which are cancelled or forfeited or become available for re-grant under the 1999 Plan before the expiration of the 1999 Plan, become available for granting under the 2004 Equity Plan.

On May 15, 2007, the 2004 Equity Plan was amended to increase, by 350,000 shares, the aggregate number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan. As a result, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,635,714, plus the number of shares that are subject to awards under the 1999 Plan that are canceled after July 14, 2004 or expire prior to the termination of the 1999 Plan that become available for re-grant in accordance with the provisions of the 1999 Plan (and such shares shall no longer be available for issuance under the 1999 Plan), but in no event will the aggregate number of such shares exceed 4,622,758. As of December 31, 2006, options to purchase 3,087,792 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 429,993 shares of common stock were available for future grants under the 2004 Equity Plan. As of December 31, 2007, options to purchase 2,997,775 shares of common stock were outstanding under the 2004 Equity Plan and options to purchase 312,541 shares of common stock were available for future grants under the 2004 Equity Plan.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Inducement Options

Pursuant to an employment agreement between us and our president and chief executive officer, Albert Angrisani, dated September 28, 2005, we agreed to grant Mr. Angrisani non-qualified stock options to purchase 675,000 shares of our common stock (“2005 Inducement Options”) as follows: 300,000 options on October 31, 2005; 187,500 options on November 30, 2005; and 187,500 options on January 3, 2006. The 2005 Inducement Options granted on October 31, 2005, November 30, 2005 and January 3, 2006 provide for vesting ratably over 35, 34, and 33 months, respectively, with the final month of vesting including any fractional share balance. The 2005 Inducement Options were granted with exercise prices equal to the closing sale price for our common stock on the date of grant, with a term of seven years. The 2005 Inducement Options were granted outside of the terms of any of our existing equity incentive plans and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). As of December 31, 2007 and 2006, options to purchase 611,800 and 675,000 shares, respectively, of common stock were outstanding under the 2005 Inducement Options.

Modification of certain option grants

On December 28, 2005, we accelerated the vesting of certain of our unvested “out of the money” stock options outstanding under our 1999 Plan and our 2004 Equity Plan, with exercise prices equal to or greater than $13.00 per share. These accelerated options had a weighted average exercise price of $14.65 as of the accelerated vesting date. Options held by non-employee directors were not subject to this accelerated vesting.

Options to purchase approximately 1.3 million shares of common stock, representing approximately 5% of the then current shares outstanding, were subject to this acceleration. Of the accelerated options, approximately 236,000, or 18%, were held by executive officers. The number of shares granted and exercise prices of the options subject to the acceleration are unchanged. As a condition of acceleration, and in order to avoid granting any unintended personal benefits, we imposed transfer restrictions on shares of stock received through the exercise of accelerated options (other than shares necessary to pay taxes associated with the exercise), restricting the sale of these shares until the original vesting date of the option.

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS 123(R) also requires that the benefits of tax deductions for exercised stock options in excess of recognized compensation cost be reported as a financing cash flow on a prospective basis, rather than as an operating cash flow as required under previous literature. This requirement would reduce net operating cash flows and increase net financing cash flows after the effective date in periods when we realize excess income tax benefits. We recorded $179,000 and zero in excess income tax benefit from exercised options on the consolidated statements of cash flows for the years ended December 31, 2007 and 2006, respectively.

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

We did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented. The following table illustrates the stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005*

Cost of revenues	$234	$290	$177
Research and development expenses	223	65	—
Selling, general and administrative expenses	3,008	2,169	695

Pre-tax stock-based compensation expense	$3,465	$2,524	$872

*	Amounts recorded in 2005 were recorded under APB 25.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information concerning our stock option activity for the years ended December 31, 2007, 2006 and 2005:

	1999 Stock Option Plan				2004 Equity Incentive Plan
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	(000’s)		Average	Remaining	(000’s)
		Exercise	Contractual	Aggregate		Exercise	Contractual	Aggregate
	Number of	Price	life	Intrinsic	Number of	Price	life	Intrinsic
	Shares	Per Share	(in years)	Value	Shares	Per Share	(in years)	Value

Outstanding at December 31, 2006	379,805	$7.15			3,087,792	$10.34

Granted	—	$—		$—	742,500	$15.43		$7.28
Canceled/expired	(6,521)	$9.54			(268,527)	$11.88
Exercised*	(177,784)	$1.52			(563,990)	$7.98

Outstanding at December 31, 2007	195,500	$12.18	5.2	$1,368	2,997,775	$11.91	5.4	$9,006

Exercisable at December 31, 2007	195,500	$12.18	5.2	$1,368	1,507,082	$12.61	4.9	$3,309

Exercisable at December 31, 2007 and unvested options expected to vest	195,500	$12.18	5.2	$1,368	2,779,214	$11.94	5.3	$8,223

Available for future option grants at December 31, 2007	23,054				312,541

	2005 Inducement Grants
			Weighted
		Weighted	Average
		Average	Remaining	(000’s)
		Exercise	Contractual	Aggregate
	Number of	Price	life	Intrinsic
	Shares	Per Share	(in years)	Value

Outstanding at December 31, 2006	675,000	$5.29

Granted	—	$—		$—
Canceled/expired	—	$—
Exercised*	(63,200)	$5.02

Outstanding at December 31, 2007	611,800	$5.31	4.9	$5,687

Exercisable at December 31, 2007	433,869	$5.32	4.9	$4,030

Exercisable at December 31, 2007 and unvested options expected to vest	592,156	$5.31	4.9	$5,504

*	The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $7.4 million for all grants under the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Grants, combined.

The weighted average fair value per option at the grant date for all grants combined was $7.28 for the year ended December 31, 2007.

The fair value of shares vested during the year ended December 31, 2007 was $528,000, $2.4 million and $643,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options. The fair value of shares vested during the year ended December 31, 2006 was $723,000, $827,000 and $643,000, respectively, for the 1999 Plan, the 2004 Equity Plan and the 2005 Inducement Options.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from exercises under all stock-based compensation arrangements for the year ended December 31, 2007 and 2006 was approximately $5.2 million and $514,000, respectively. We realized $179,000 and zero of windfall tax benefits for the tax deductions resulting from option exercises during the years ended December 31, 2007 and 2006, respectively. We issue newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

The following tables illustrate the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees during the years ended December 31, 2007 and 2006:

Year Ended December 31, 2007
2004
Equity
Plan

Risk-free interest rate	4.99%
Weighted average expected life (years)	4.66
Volatility factor	48.87%

Expected dividend yield	—

	Year Ended December 31, 2006
		2004	2005
		Equity	Inducement
	Combined	Plan	Options

Risk-free interest rate	4.64%	4.69%	4.30%
Weighted average expected life (years)	4.61	4.66	4.21
Volatility factor	51.72%	51.87%	50.60%
Expected dividend yield	—	—	—

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We used a combination of actual daily historical changes in the market value of our stock since our initial public offering on July 16, 2004, and volatility utilizing peer company data covering the expected life of options being valued. The relative weight of our volatility as compared to our peer group was approximately 61%, and will increase in future periods until such time as we have sufficient historical data covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

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

As of December 31, 2007, there was approximately $5.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.35 years.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the effect on net (loss) income available to common stockholders and (loss) income per share if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31, 2005

Net loss as reported	$(65,959)
Add: Stock-based employee compensation expense included in net loss as recorded	872
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(14,039)

Pro forma net loss	$(79,126)

Loss per share as reported:
Basic	$(2.72)

Diluted	$(2.72)

Pro forma loss per share:
Basic	$(3.27)

Diluted	$(3.27)

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

Year Ended
December 31,
2005

Risk-free interest rate	3.98%
Weighted average expected life (years)	4
Volatility factor	56%
Forfeiture rates	—
Expected dividend yield	—

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

Note 13 —	Taxes on Income:

Income (loss) before income taxes and the provision (benefit) for income taxes are comprised of (in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Income (loss) before income taxes:
Domestic	$815	$(87)	$1,030
Foreign	18,692	12,560	(82,742)

	$19,507	$12,473	$(81,712)

Provision (benefit) for income taxes:
Currently payable:
Federal	$267	$1	$496
State	111	187	63
Foreign	8,294	3,684	2,080

Total current income tax provision	8,672	3,872	2,639

Deferred tax provision (benefit):
Federal	(1,719)	(1,259)	(16,239)
State	(117)	(60)	(2,639)
Foreign	(270)	1,466	486

Total deferred income tax provision (benefit)	(2,106)	147	(18,392)

Total income tax provision (benefit)	$6,566	$4,019	$(15,753)

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred tax assets (liabilities):
Net operating loss carryforwards	$15,926	$16,265
Stock-based compensation	4,279	4,581
Capitalized panel costs	681	449
Intangible assets acquired	(3,295)	(5,157)
Foreign exchange	(4,356)	(875)
Fixed assets	1,333	1,281
Federal and state tax credits	2,309	2,256
Other deferred tax assets	2,616	589

Net deferred tax asset	19,493	19,389
Valuation allowance	(142)	(201)

Total net deferred tax assets	$19,351	$19,188

At December 31, 2007 and December 31, 2006, net operating loss carryforwards (“NOLs”) of $46.6 million and 41.4 million, respectively, are available to reduce future income taxes. Of these amounts, $39.0 million ($30.1 million at December 31, 2006) relates to domestic NOLs and $7.6 million ($11.3 million at December 31, 2006) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs at December 31, 2007, $4.7 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction in the Consolidated Financial Statements due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $1.9 million will be credited against APIC. At December 31, 2007 and December 31, 2006, foreign tax credits of approximately $1.7 million and $1.6 million, respectively, are available to reduce certain U.S. income taxes, and the majority of them will expire in 2015. The majority of the remaining Federal income tax credits at December 31, 2007 and December 31, 2006 are subject to an indefinite carryforward period. During the year ended December 31, 2003, we began operations in India. The Indian tax authority granted us a “tax holiday” for a six-year period ending in March 2009.

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease to the long-term deferred tax assets of approximately $325,000 and a decrease to long-term income taxes payable of approximately $95,000 as of January 1, 2007.

As of December 31, 2007, our unrecognized tax benefits were approximately $1.5 million, of which $1.0 million would impact the effective tax rate, if recognized. Pursuant to current accounting rules, the remaining $0.5 million would be released to goodwill, if recognized.

The table below reconciles the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007:

Year Ended
December 31,
2007
(In thousands)

Unrecognized tax benefits:
Balance as of January 1, 2007	$1,788
Additions based on tax positions related to the current year	995
Additions for tax positions of prior years	142

Balance as of December 31, 2007	$2,925

We recognize accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of January 1, 2007 and December 31, 2007, interest and penalties of approximately $9,000 and $14,000, respectively had been recorded as a liability.

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

In July 2007, German tax reform was passed that reduces the combined corporate and trade tax rates for businesses. This tax rate reduction became effective January 1, 2008. Due to the reduction in the overall German tax rate, our net deferred tax asset as of December 31, 2007 was required to be recalculated and therefore, we reflected an increase in our overall net deferred tax asset of approximately $0.4 million during the year ended December 31, 2007. This increase was credited to provision for income taxes during the year ended December 31, 2007.

In December 2004, we completed a follow-on public offering of an additional 4.5 million shares of common stock. Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss and tax credit carryforwards that may be utilized to offset future income tax liabilities. We determined that this follow-on public offering triggered an ownership change pursuant to Internal Revenue Code Section 382. As a result, there will be an annual limitation on the amount of our domestic NOLs that the Company can utilize to offset future taxable income. The utilization of our domestic NOLs was not impacted by this limitation for either the year ended December 31, 2007 or 2006.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We establish valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We continually assess our need for a valuation allowance on a quarterly basis based on all available information. As of December 31, 2007 and 2006, and as a result of these assessments, we continue to believe that our domestic deferred tax assets are more likely than not to be realized. During the year ended December 31, 2007, as a result of this assessment, we released approximately $120,000 of our valuation allowance that had been previously recorded against certain foreign deferred tax assets. These foreign deferred tax assets primarily relate to NOLs acquired as a result of our Ciao acquisition and, based on our assessment, are more likely than not to be realized based on expected future profitability. The valuation allowance released during the year ended December 31, 2007 was released as a reduction of goodwill. This release was partially offset by an additional valuation allowance recorded of approximately $61,000. We do not believe that these deferred tax assets are more likely than not to be realized. Of the total valuation allowance released during the year ended December 31, 2006, approximately $1.4 million was released as a reduction to goodwill generated from the Ciao acquisition and $79,000 was released as a component of income tax expense. In addition, the valuation allowance release during the year ended December 31, 2006 was partially offset by $89,000 for the effects of currency exchange rate fluctuations and an additional valuation allowance recorded of approximately $150,000.

We have not provided for income taxes on cumulative undistributed earnings of subsidiaries outside the United States because of our intention to indefinitely reinvest those earnings. As of December 31, 2007 and 2006, the total unrecognized deferred tax liability relating to cumulative undistributed earnings of subsidiaries is approximately $7.7 million and $4.3 million, respectively.

The reconciliation of the computed “expected” provision (benefit) to the actual tax provision is as follows:

	For The Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(1.5)	1.0	(0.4)
Foreign tax rate differential	(0.1)	(4.2)	(0.1)
Change in deferred tax asset valuation allowance	0.3	(0.1)	22.2
Goodwill impairment	—	—	(38.5)
Rate change	(1.5)	—	0.4
Other reconciling items	1.5	0.5	0.7

Total	33.7%	32.2%	19.3%

Note 14 —	Segment Reporting:

Our reportable segments are consistent with how we manage our business and view the markets we serve. We view the two major geographic areas in which we operate, North America and Europe (including the rest of the world), as separate markets. Both the North American and European operations derive revenues from Internet survey solutions and in addition, the European operations include an online comparison shopping business. Therefore, we have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries, Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Prior to the acquisition of Ciao in April 2005, all of our revenue was

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derived through our North American segment, with various satellite offices globally. With the acquisition of Ciao, we expanded significantly into Europe. Revenue transactions between segments are recorded at amounts similar to those charged to our large clients. These inter-segment transactions are eliminated in consolidation. We manage our businesses separately in North America and Europe, and prior to the separation of the two European businesses, we allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees and investor relations costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2.

During the second quarter of 2007, we completed the separation of the two European businesses, the Ciao Internet survey solutions business and the Ciao comparison shopping business. Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment had no inter-segment revenues. Effective with the legal separation, the Ciao comparison shopping segment records inter-segment revenues for panelists it refers to the Ciao Internet survey solutions segment. Furthermore, during the third quarter of 2007, we began exploring organic development opportunities for Ciao comparison shopping in the U.S. No revenues were generated from these activities during 2007; however, we incurred operating expenses, which are included in the Ciao comparison shopping segment.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about reported segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	For The Years Ended December 31,
	2007	2006	2005*

Gross segment revenues:
North American Internet survey solutions
Third-party revenues	$70,459	$60,353	$63,886
Inter-segment revenues	1,057	995	619

Gross segment revenues	$71,516	$61,348	$64,505

Ciao Internet survey solutions
Third-party revenues	$24,388	$20,152	$16,686
Inter-segment revenues	8,910	7,975	3,634

Gross segment revenues	$33,298	$28,127	$20,320

Ciao comparison shopping **
Third-party revenues	$34,166	$19,837	$8,607
Inter-segment revenues	487	—	—

Gross segment revenues	$34,653	$19,837	$8,607

Net revenues:
North American Internet survey solutions***	$71,516	$61,348	$64,505
Ciao Internet survey solutions	33,298	28,127	20,320
Ciao comparison shopping	34,653	19,837	8,607
Elimination of inter-segment revenues	(10,454)	(8,970)	(4,253)

Total net revenues	$129,013	$100,342	$89,179

Segment operating income (as defined above):
North American Internet survey solutions	$14,741	$13,931	$17,135
Ciao Internet survey solutions	9,441	10,035	7,972

Combined Internet survey solutions	24,182	23,966	25,107
Ciao comparison shopping	18,343	11,406	4,565

Segment operating income	42,525	35,372	29,672
Depreciation and amortization	(12,384)	(12,180)	(9,347)
Impairment charges	—	—	(91,379)
Stock-based compensation	(3,465)	(2,524)	(872)
Restructuring charges	—	(236)	(379)
Management change severance charges	(596)	(568)	(1,037)
Corporate costs	(7,911)	(7,190)	(7,809)

Total operating income (loss)	18,169	12,674	(81,151)
Other income (expense), net	1,338	(201)	(561)

Income (loss) before income taxes	$19,507	$12,473	$(81,712)

*	We made significant acquisitions in February and April of 2005, and as such, twelve month year over year growth comparisons are not meaningful.

**	Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment did not have any inter-segment revenues. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.

***	Revenues recorded in our North American Internet survey solutions segment for the year ended December 31, 2005 include approximately $1.0 million of revenues generated from data sold to our European customers prior to our acquisition of Ciao.

The tables below present information about reported segments as of December 31, 2007 and 2006 (in thousands).

	As of December 31,
	2007	2006

Total Assets:
North American Internet survey solutions	$97,242	$88,416
Ciao Internet survey solutions	40,955	37,072
Ciao comparison shopping	76,768	54,356

Total assets	$214,965	$179,844

Long-Lived Assets by Major Country:
United States	$7,727	$6,167
Germany	5,072	2,470
Other, all foreign	1,370	1,214

Total long-lived assets*	$14,169	$9,851

*	Long-lived assets include the net book value of “Property and equipment” and “Internal use software”.

The tables below present information about reported segments for the years ended December 31, 2007, 2006 and 2005 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business.

		Ciao
		Internet	Ciao
	North	Survey	Comparison
	America	Solutions	Shopping	Total

Additions to long-lived assets:
Year ended December 31, 2007:
Total cash additions to long-lived assets	$5,733	$608	$4,021	$10,362

Year ended December 31, 2006:
Cash additions	$3,110	$734	$1,079	$4,923
Additions under capital lease obligations	263	—	—	263

Total additions to long-lived assets	$3,373	$734	$1,079	$5,186

Year ended December 31, 2005:
Cash additions	$4,346	$494	$634	$5,474
Additions under capital lease obligations	2,385	—	—	2,385

Total additions to long-lived assets	$6,731	$494	$634	$7,859

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about reported segments for the years ended December 31, 2007, 2006 and 2005 (in thousands). For the periods prior to the acquisition of Ciao, which occurred in April 2005, we managed our business as a single domestic business.

	For The Years Ended December 31,
	2007	2006	2005

Revenues by Major Country:
United States	$70,459	$60,353	$63,886
Germany	31,190	20,473	12,447
United Kingdom	16,844	12,460	8,286
Other, all foreign	10,520	7,056	4,560

	$129,013	$100,342	$89,179

Note 15 —	Commitments and Contingencies:

Lease Commitments and Obligations

Future minimum annual lease payments under capital leases and noncancelable operating leases are as follows at December 31, 2007 (in thousands):

Fiscal Years Ending December 31,	Capital	Operating*

2008	$15	$5,132
2009	8	3,931
2010	—	1,692
2011	—	828
2012	—	348
2013 and thereafter	—	150

Total minimum lease payments	23	$12,081

Amount representing interest	(2)

Present value of minimum capital lease payments	$21

*	Amounts for the years ended December 31, 2008 and 2009 have been reduced by approximately $316,000 and $194,000, respectively for expected rental payments to be received under sub-lease agreements.

At December 31, 2007, $7,000 ($22,000 at December 31, 2006) is included as a “Long-term liability” representing the long-term portion of the present value of minimum capital lease payments, and $14,000 ($25,000 at December 31, 2006) is included in current liabilities representing the current portion of the present value of minimum lease payments. These remaining capital lease obligations as of December 31, 2007 and 2006 are the result of capital lease obligations obtained from our acquisition of Zing Wireless, Inc. (“goZing”) in February 2005.

Rental expense on operating leases amounted to approximately $4.3 million, $3.2 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating leases are primarily derived from rent of office space, certain electronic equipment including computers, copiers, and auto leases, which generally do not renew at the end of the lease term. There are no material restrictions associated with these leases and no restrictions concerning dividends, additional debt or further leasing.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Contingencies

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and we intend to respond to the Amended Complaint on or before April 3, 2008.

The Amended Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, our current Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements made by the Company on August 9, 2005 and September 29, 2005 regarding our financial projections for fiscal year 2005. Specifically the Amended Complaint alleges, among other things, that the these statements were materially false and misleading because (1) they misrepresented the size of our online panel and (2) they failed to disclose that the Company was engaged in improper accounting practices.

In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affect the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ending December 31, 2005, 2006, and 2007 respectively. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we intend to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.

We intend to continue to defend against the Amended Complaint and we do not believe that any adverse judgment against us in such proceeding will have a material adverse impact on the Company, our results of operations or our financial condition. We have incurred and will continue to incur costs to defend the Company and the other defendants in the litigation described above as well as costs associated with the related investigations we have made into the alleged conduct identified in the Amended Complaint. A portion of these costs may be covered by insurance.

Note 16 —	Management Change:

On September 28, 2005, we entered into an Employment Agreement (the “Employment Agreement”) with Albert Angrisani wherein we engaged Mr. Angrisani to be our President and Chief Executive Officer. The Employment Agreement has a three-year term. The Employment Agreement provides, among other things, that

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, on September 28, 2005 we entered into an agreement with Dean A. Wiltse, our former President and Chief Executive Officer, and agreed on the terms of his separation of service with us (the “Separation Agreement”). In addition, we agreed to a severance payment equal to 2 years of his base salary in effect on September 28, 2005 and the payment by us of certain insurance premiums for a period of twelve months following the date of separation. In the third quarter of 2005, we recorded pre-tax expense in the amount of $876,000, relating to the Separation Agreement. We made payments of $124,000 during 2005 and the remaining liability at December 31, 2005 was $752,000. Additionally, we made payments of $433,000 during 2006 and the remaining liability at December 31, 2006 was $319,000, which was paid by October 31, 2007.

Note 17 —	Restructuring Program:

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

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such items are identified we will update our public filings as required to set forth an estimate of the costs associated therewith. Detailed information related to our restructuring program is outlined below:

Activity associated with our restructuring program is comprised of (in thousands):

		Lease	North
	Severance and	Cancellation and	American
	Related Costs	Other Costs	Total

Restructuring activity:
Initial provision	$379	$—	$379
Payments of restructuring charges	(32)	—	(32)

Balance at December 31, 2005	347	—	347
Provision	80	156	236
Payments of restructuring charges	(427)	(156)	(583)

Balance at December 31, 2006	$—	$—	$—

Additional information:
Cumulative amount incurred as of December 31, 2006*	$459	$156	$615

*	The cumulative amount incurred through December 31, 2006, represents the total expected charges associated with this restructuring plan, as we do not expect to incur any significant additional costs in the future.

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

Note 18 —	Employee Benefit Plan:

We sponsor a 401(k) Profit Sharing Plan (the “401(k) Plan”) within the United States, which covers our United States employees who are at least 21 years of age and have completed three months of service. To participate in the 401(k) Plan, employees must work for us for at least 1,000 hours each year. The 401(k) Plan was amended during 2003 and currently provides for the option for employee contributions up to statutory limits, of which we match 20% of the employee’s contribution (the “Matching Contributions”). An employee will not be considered vested in the Matching Contributions until he or she shall have completed three years of continuous service. Amounts expensed under the 401(k) Plan were $168,000, $70,000 and $122,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

We also sponsor a benefit plan within India, which covers our Indian employees, the (“Indian Plan”). The Indian Plan provides for employees to earn up to approximately 1.9% of their salary, which will not be considered vested until he or she shall have completed five years of continuous service. Amounts expensed and accrued under our Indian Plan are immaterial for all periods presented.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (unaudited):

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	Quarter
Fiscal Year Ended December 31, 2007(1)	First	Second	Third	Fourth

Net revenues	$27,469	$30,826	$32,325	$38,393
Cost of revenues	7,139	8,258	8,624	8,692

Gross profit	20,330	22,568	23,701	29,701
Operating expenses	17,313	18,158	19,013	23,647

Operating income	3,017	4,410	4,688	6,054
Other income, net	120	402	114	702

Income before income taxes	3,137	4,812	4,802	6,756
Provision for income taxes	1,178	1,712	1,479	2,197

Net income	$1,959	$3,100	$3,323	$4,559

Net income per share — basic and diluted:
Basic	$0.08	$0.12	$0.13	$0.17

Diluted	$0.07	$0.11	$0.12	$0.17

Weighted average shares outstanding:
Basic	25,527	25,702	25,978	26,206

Diluted	26,461	27,004	27,088	27,239

(1)	The sum of quarterly income per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

	Quarter
Fiscal Year Ended December 31, 2006(1)	First	Second	Third	Fourth

Net revenues	$21,532	$24,453	$24,875	$29,482
Cost of revenues	5,548	5,560	5,974	7,004

Gross profit	15,984	18,893	18,901	22,478
Operating expenses	14,666	15,190	16,408	17,318

Operating income	1,318	3,703	2,493	5,160
Other (expense) income, net	(115)	(121)	44	(9)

Income before income taxes	1,203	3,582	2,537	5,151
Provision for income taxes	362	1,328	694	1,635

Net income	$841	$2,254	$1,843	$3,516

Net income per share — basic and diluted:
Basic	$0.03	$0.09	$0.07	$0.14

Diluted	$0.03	$0.09	$0.07	$0.13

Weighted average shares outstanding:
Basic	25,310	25,353	25,413	25,465

Diluted	25,505	25,541	25,986	26,272

(1)	The sum of quarterly income per share may differ from the full-year amounts due to rounding and the effect of weighting shares outstanding in the quarters rather than the full year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2007, the end of the period covered by this report. Based on that evaluation , our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating or separating certain activities, and migrating processes.

There were no changes identified in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of registrant is presented under the headings “Proposal 1 — Election of Class I Directors” and “Executive Officers” in our definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2007, and is incorporated herein by this reference thereto.

Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference.

Information regarding the Audit Committee, its members and the Audit Committee financial report is presented under the heading “Audit Committee Report” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

Information regarding our code of ethics is presented under the heading “Code of Business Conduct and Ethics” in our 2008 Proxy Statement, and is incorporated herein by reference thereto. The “Code of Business Conduct and Ethics” is provided on our website at: http://www.greenfield.com and then navigating through Investor Relations, Corporate Governance, and Documents and Charters, or may be accessed directly at http://ir.greenfield.com/documents.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the headings “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Director Compensation” in our 2008 Proxy Statement and is incorporated herein by this reference thereto. The information included under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plans” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships, related transactions and director independence is presented under the heading “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Class I Directors” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant” in our 2008 Proxy Statement, and is incorporated herein by this reference thereto.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Exhibits and Financial Statement Schedules

 1. Financial Statements can be found under Item 8 of Part II of this Form 10-K.

 2. Schedules can be found on Page 120 of this Form 10-K.

 3. The Exhibit Index is found on Pages 116 to 119 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

GREENFIELD ONLINE, INC.

/s/ ALBERT ANGRISANI
Albert Angrisani, Director, President
and Chief Executive Officer

/s/  ROBERT E. BIES
Robert E. Bies, Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2008, by the following persons, on behalf of the Registrant, and in the capacities indicated below.

/s/ ALBERT ANGRISANI Albert Angrisani, Director, President and Chief Executive Officer	/s/ BURTON J. MANNING Burton J. Manning, Director

/s/ JOEL R. MESZNIK Joel R. Mesznik, Director	/s/ LISE J. BUYER Lise J. Buyer, Director

/s/ CHARLES W. STRYKER Charles W. Stryker, Director	/s/ JOSEPH A. RIPP Joseph A. Ripp, Director

EXHIBIT INDEX

Exhibit
Number			Exhibit Description

2	.1†	—	Asset Purchase Agreement, dated August 18, 2004, by and among The Dohring Company, Doug C. Dohring and Greenfield Online, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated October 22, 2004.)
2	.2†	—	Stock Purchase Agreement, dated as of January 25, 2005, among Greenfield Online, Inc., Rapidata.net, Inc. and the shareholders of Rapidata.net, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated January 25, 2005.)
2	.3†	—	Agreement and Plan of Reorganization, dated as of February 8, 2005, among Greenfield Online, Inc., Greenfield Acquisition Sub, Inc. and Zing Wireless, Inc. (Filed as exhibit 2.1 to our Current Report on Form 8-K dated February 8, 2005.)
2	.4†	—	Share Purchase Agreement, dated as of April 6, 2005, among Greenfield Online, Inc., SRVY Acquisition GmbH and its wholly owned subsidiary Ciao Holding GmbH as Buyers, Ciao AG, the shareholders of Ciao AG as Sellers, the representative of the Sellers, and the Company Trustee. (Filed as exhibit 2.1.1 to our Current Report Form 8-K dated April 6, 2005.)
3	.1**	—	Amended and Restated Certificate of Incorporation.
3	.2**	—	Amended and Restated Bylaws.
4	.1**	—	Form of Common Stock Certificate of Greenfield Online, Inc.
4	.2**	—	Amended and Restated Registration Rights Agreement, dated as of December 16, 2002, by and among Greenfield Online, Inc. and the stockholders listed therein.
10	.2**	—	Amended and Restated 1999 Stock Option Plan.
10	.3†	—	Amended and Restated 2004 Equity Incentive Plan. (Filed as exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-143302) filed on May 25, 2007.)
10	.4**	—	2004 Employee Stock Purchase Plan.
10	.5**	—	Form of Stock Option Agreement under Amended and Restated 1999 Stock Option Plan.
10	.6**	—	Form of Stock Option Agreement under 2004 Equity Incentive Plan.
10	.7**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Dean A. Wiltse and Greenfield Online, Inc. and an amendment thereto.
10	.8**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Robert E. Bies and Greenfield Online, Inc. and an amendment thereto.
10	.9**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Jonathan A. Flatow and Greenfield Online, Inc. and an amendment thereto.
10	.10**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.11**	—	Restricted Stock Agreement, dated December 16, 2002, by and between Joel R. Mesznik and Greenfield Online, Inc.
10	.12**	—	License Agreement, dated December 22, 1999, by and between Greenfield Consulting Group, Inc. and Greenfield Online, Inc. and an amendment and supplement thereto.
10	.15**	—	Non-Recourse Promissory Note, dated May 17, 1999, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.16**	—	Full Recourse Promissory Note, dated March 9, 2001, made by Hugh O. Davis in favor of Greenfield Online, Inc.
10	.17**	—	Pledge Agreement, dated May 17, 1999, by and between Hugh O. Davis and Greenfield Online, Inc. and an amendment thereto.
10	.19**	—	Warrant for the purchase of shares of Class A Common Stock, dated August 9, 2001, issued by Greenfield Online, Inc. to Silicon Valley Bank.
10	.21**	—	Lease, dated October 20, 1999, by and between Wilton Campus Properties, LLC and Greenfield Online, Inc.

Exhibit
Number			Exhibit Description

10	.23**	—	Agreement to Lease, dated March 3, 2004, by and between M/s Unitech Business Parks Limited and M/s Greenfield Online PVT. Ltd.
10	.24**	—	Lease Agreement, dated September 15,1999, by and between Somerset Capital Group Ltd and Greenfield Online, Inc.
10	.26††**	—	Enterprise User License Agreement, dated October 21, 2002, by and between Future Information Research Management, Inc. and Greenfield Online, Inc. and an addendum thereto.
10	.27††**	—	Commercial Agreement, dated November 28, 2001, by and between Microsoft Corporation and Greenfield Online, Inc. and amendments thereto.
10	.28††**	—	Alliance, License and Supply Agreement, dated January 31, 2002, by and between Taylor Nelson Sofres Intersearch Corporation and Greenfield Online, Inc. and amendments thereto.
10	.29**	—	Form of Partnering Agreement of Greenfield Online, Inc.
10	.30**	—	Amended and Restated Employment Agreement, by and between Dean A. Wiltse and Greenfield Online, Inc.
10	.31**	—	Amended and Restated Employment Agreement, by and between Robert E. Bies and Greenfield Online, Inc.
10	.32**	—	Amended and Restated Employment Agreement, by and between Jonathan A. Flatow and Greenfield Online, Inc.
10	.33**	—	Amended and Restated Employment Agreement, by and between Hugh Davis and Greenfield Online, Inc.
10	.34**	—	Employment Agreement, by and between Keith Price and Greenfield Online, Inc.
10	.40††	—	Partner Agreement by and between GfK-ARBOR, LLC and Greenfield Online, Inc., effective November 1, 2004. (Filed as exhibit 10.40 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.41††	—	Partner Agreement by and between GfK-Custom Research, Inc. and Greenfield Online, Inc., effective January 1, 2005. (Filed as exhibit 10.41 to our Annual Report on form 10-K for the year ended December 31, 2004.)
10	.42†	—	Employment Agreement dated February 8, 2005, by and between Matthew D. Dusig and Greenfield Online, Inc. (Filed as exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.43†	—	Employment Agreement dated February 8, 2005, by and between Gregg Lavin and Greenfield Online, Inc. (Filed as exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.44†	—	Employment Agreement dated February 8, 2005, by and between Lance Suder and Greenfield Online, Inc. (Filed as exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.45†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Matthew D. Dusig. (Filed as exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.46†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Gregg Lavin. (Filed as exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.47†	—	Common Stock Purchase Subscription Agreement dated February 8, 2005 by and between Greenfield Online, Inc. and Lance Suder. (Filed as exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.48†	—	Amendment to Registration Rights Agreement dated as of April 6, 2005. (Filed as exhibit 10.48 to our Current Report on Form 8-K dated April 6, 2005.)
10	.50†	—	Credit agreement dated April 6, 2005 by and between Commerce Bank N.A. and Greenfield Online, Inc. (Filed as exhibit 10.50 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

Exhibit
Number			Exhibit Description

10	.51†	—	Employment Agreement between Ciao AG and Maximillian Ulrich Cartellieri with an effective date of April 6, 2005. (Filed as exhibit 10.51 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.52†	—	Employment Agreement between Ciao AG and Marcus Fredrick Paul with an effective date of April 6, 2005. (Filed as exhibit 10.52 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.53†	—	Employment Agreement between Ciao AG and Gunnar Piening with an effective date of April 6, 2005. (Filed as exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.54†	—	Letter of Engagement between Ciao SAS and Nicolas Metzke, effective August 1, 2005. (Filed as exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.55††	—	Amended and Restated Partner Agreement dated May 11, 2005 by and between OTX Corporation, Zing Wireless, Inc. and Greenfield Online, Inc. (Filed as exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
10	.56†	—	Employment Agreement between Greenfield Online, Inc. and Albert A. Angrisani. (Filed as exhibit 10.56 to our Current Report on Form 8-K dated September 28, 2005.)
10	.57†	—	Separation Letter between Greenfield Online, Inc. and Dean A. Wiltse. (Filed as exhibit 10.57 to our Current Report on Form 8-K dated September 28, 2005.)
10	.58†	—	Amendment No. 1 with an effective date of December 1, 2005, to the Employment Agreement dated September 28, 2005 between Greenfield Online, Inc. and Albert Angrisani. (Filed as exhibit 10.58 to our Current Report on Form 8-K dated December 9, 2005.)
10	.59†	—	Form of Stock Option Grant Notice used in connection with the February 27, 2006 Stock Option grants. (Filed as exhibit 10.59 to our Current Report on Form 8-K dated March 3, 2005.)
10	.60†	—	Amendment No. 1 to Cartellieri Employment Agreement. (Filed as exhibit 10.60 to our Current Report on Form 8-K dated March 3, 2005.)
10	.61†	—	Amendment to Metzke Letter of Engagement. (Filed as exhibit 10.61 to our Current Report on Form 8-K dated July 25, 2006).
10	.62†	—	Metzke Employment Agreement. (Filed as exhibit 10.62 to our Current Report on Form 8-K dated July 25, 2006).
10	.63†	—	Cartellieri Separation Agreement. (Filed as exhibit 10.63 to our Current Report on Form 8-K dated July 25, 2006).
10	.64†	—	Piening Separation Agreement. (Filed as exhibit 10.64 to our Current Report on Form 8-K dated July 25, 2006).
10	.65†	—	Managing Director Agreement between Ciao GmbH and Daniel Keller, dated January 31, 2007 (Filed as exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10	.66†	—	Sale Bonus Agreement between Greenfield Online, Inc., SRVY Acquisition GmbH, and Ciao GmbH, and Daniel Keller, dated January 31, 2007 (Filed as exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10	.67†	—	Managing Director Agreement between Ciao GmbH and Stephan Musikant, dated January 31, 2007 (Filed as exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10	.68†	—	Sale Bonus Agreement between Greenfield Online, Inc., SRVY Acquisition GmbH, and Ciao GmbH, and Stephan Musikant, dated January 31, 2007 (Filed as exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10	.69†	—	Amendment No. 2 with an effective date of January 1, 2007, to the Employment Agreement dated September 28, 2005 between Greenfield Online, Inc. and Albert Angrisani and amended by Amendment No. 1 with an effective date of December 1, 2005. (Filed as exhibit 10.69 to our Current Report on Form 8-K dated April 27, 2007).
10	.70†		Amendment No. 1 to the Employment Agreement between Greenfield Online, Inc., and David St. Pierre, with an effective date of April 23, 2007 (Filed as exhibit 10.70 to our Current Report on Form 10-Q for the quarter ended March 31, 2007).

Exhibit
Number			Exhibit Description

10.71			Separation Agreement with Nicolas Metzke with an effective date of December 31, 2007. (Filed herewith).
17	.1†		Letter from Peter Sobiloff on resignation from the board of directors. (Filed as exhibit 17.1 to our Current Report on Form 8-K dated November 2, 2007).
21.1		—	List of Subsidiaries of Greenfield Online, Inc. (Filed herewith)
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (Filed herewith).
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2		—	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

**	Incorporated by reference to the exhibit of same number filed with our Registration Statement on Form S-1 (File No. 333-114391).

†	Previously filed and incorporated herein by reference.

††	Previously filed and incorporated herein by reference, certain information in these exhibits has been omitted and filed separately with the Securities and †† Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
Greenfield Online, Inc.:

Our audits of the Consolidated Financial Statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 17, 2008 appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

/s/  PricewaterhouseCoopers LLP

Stamford, Connecticut
March 17, 2008

SCHEDULE II

GREENFIELD ONLINE, INC
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End
	of Period	Expenses		Accounts		Deduction		of Period

Year ended December 31, 2007:
Allowance for doubtful accounts (deducted from accounts receivable)	$808	$914		$		$(742	)(b)	$980
Allowance for customer credits (deducted from accounts receivable)	$1,067	$2,266	(a)			$(2,004	)(c)	$1,329
Valuation allowance for deferred tax asset	$201	$—		$		$(59	)(d)	$142
Year ended December 31, 2006:
Allowance for doubtful accounts (deducted from accounts receivable)	$857	$59		$		$(108	)(e)	$808
Allowance for customer credits (deducted from accounts receivable)	$591	$1,965	(f)			$(1,489	)(g)	$1,067
Valuation allowance for deferred tax asset	$1,481	$—		$		$(1,280	)(h)	$201
Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	$153	$575		$376	(i)	$(247	)(j)	$857
Allowance for customer credits (deducted from accounts receivable)	$276	$1,001	(k)			$(686	)(l)	$591
Valuation allowance for deferred tax asset	$19,817	$—		$84	(m)	$(18,420	)(m)	$1,481

(a)	The increase in the allowance for customer credits for the year ended December 31, 2007 resulted from volume rebates of $631,000, cash discounts of $1.5 million and other promotional and customer credits of $173,000, all of which were charged against revenues.

(b)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2007 resulted from write-off’s of $781,000 relating primarily to many smaller customers of our comparison shopping business, offset by currency rate fluctuations of $39,000.

(c)	The decrease in the allowance for customer credits for the year ended December 31, 2007 resulted from customers utilizing volume rebates of $468,000, cash discounts of approximately $1.5 million and other promotional and customer credits of $88,000, offset by currency rate fluctuations of $41,000.

(d)	The reduction in the valuation allowance for the year ended December 31, 2007 resulted from the release of approximately $120,000 of our previously recorded foreign valuation allowance, which was partially offset by the recording of a current period valuation allowance of approximately $61,000. The valuation allowance released during the year ended December 31, 2007 was recorded as a reduction to goodwill.

(e)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2006 resulted from write-off’s of $164,000, offset by currency fluctuations of $56,000.

(f)	The increase in the allowance for customer credits for the year ended December 31, 2006 resulted from volume rebates of $570,000, cash discounts of $819,000, and other promotional and customer credits of $576,000, all of which were charged against revenues.

(g)	The decrease in the allowance for customer credits for the year ended December 31, 2006 resulted from customers utilizing volume rebates of $608,000 and cash discounts of $681,000, and other promotional and customer credits of $212,000, offset by currency rate fluctuations of $12,000.

(h)	The reduction in the valuation allowance for the year ended December 31, 2006 resulted from the release of approximately $1.4 million of certain of our previously recorded foreign valuation allowance, which was partially offset by the recording of a current period valuation allowance of $150,000. The majority of the valuation allowance released during the year ended December 31, 2006 was released through purchase accounting and therefore recorded as a reduction against goodwill.

(i)	The increase in the allowance for doubtful accounts of $376,000, consists of amounts recorded as a result of the acquisitions of goZing $121,000 and Ciao $255,000.

(j)	The decrease in the allowance for doubtful accounts for the year ended December 31, 2005 resulted from write-off’s of $231,000 and currency fluctuations of $16,000.

(k)	The increase in the allowance for customer credits for the year ended December 31, 2005 resulted from volume rebates of $579,000, cash discounts of $338,000, and other customer credits of $84,000, all of which were charged against revenues.

(l)	The decrease in the allowance for customer credits for the year ended December 31, 2005 resulted from customers utilizing volume rebates of $379,000 and cash discounts of $307,000.

(m)	The reduction in the valuation allowance for the year ended December 31, 2005 resulted from the full release of our domestic valuation allowance of $19.8 million of which $1.3 million was released through purchase accounting and the remaining $18.5 million was recorded as a tax benefit. This benefit was reduced by $72,000 relating to a valuation allowance increase against certain foreign deferred tax assets.