Form 10-Q
period 2008-03-31
GREENFIELD ONLINE INC
filed 2008-05-09
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 2, 2008, there were 26,321,442 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q

i

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,530	$57,949
Investments in marketable securities	33,435	—
Accounts receivable trade, net (net of allowances of $2,250 and $2,309 at March 31, 2008 and December 31, 2007, respectively)	23,464	29,162
Prepaid expenses and other current assets	5,942	3,907
Deferred tax assets, current	1,482	3,985

Total current assets	95,853	95,003
Property and equipment, net	7,067	7,214
Other intangible assets, net	16,070	16,207
Goodwill	77,738	74,584
Deferred tax assets, long-term	26,220	21,110
Security deposits and other long-term assets	906	847

Total assets	$223,854	$214,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,936	$5,011
Accrued expenses and other current liabilities	21,805	18,817
Income taxes payable	3,291	4,960
Current portion of capital lease obligations	14	14
Deferred tax liabilities, current	1,364	972
Deferred revenue	415	604

Total current liabilities	32,825	30,378
Capital lease obligations, long-term	4	7
Deferred tax liabilities, long-term	6,769	4,772
Income taxes payable, long-term	2,310	2,939
Other long-term liabilities	271	451

Total liabilities	42,179	38,547

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 26,331,065 and 26,317,135 shares issued and 26,321,422 and 26,307,492 shares outstanding at March 31, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	300,372	299,334
Accumulated deficit	(123,578)	(123,465)
Accumulated other comprehensive income	5,009	677
Treasury stock, at cost — 9,643 shares	(131)	(131)

Total stockholders’ equity	181,675	176,418

Total liabilities and stockholders’ equity	$223,854	$214,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenues	$30,934	$27,469
Cost of revenues	6,805	7,139

Gross profit	24,129	20,330

Operating expenses:
Selling, general and administrative	20,940	12,980
Panel expense	812	1,048
Depreciation and amortization	2,302	2,153
Research and development	1,132	1,132

Total operating expenses	25,186	17,313

Operating (loss) income	(1,057)	3,017

Other income (expense):
Interest income	382	145
Interest expense	(2)	(2)
Other expense, net	(252)	(23)

Total other income, net	128	120

(Loss) income before income taxes	(929)	3,137
(Benefit) provision for income taxes	(816)	1,178

Net (loss) income	$(113)	$1,959

Net (loss) income per share available to common stockholders:
Basic	$(0.00)	$0.08

Diluted	$(0.00)	$0.07

Weighted average shares outstanding:
Basic	26,316	25,527

Diluted	26,316	26,461

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Income
Balance at December 31, 2007	26,307	$3	$299,334	9	$(131)	$(123,465)	$677	$176,418

Three months ended March 31, 2008:
Net loss for the period						(113)		(113)	$(113)
Issuance of shares related to the Employee Stock Purchase Plan	6	—	73					73	—
Exercise of stock options	8	—	14					14	—
Unrealized loss on available-for-sale securities, net of related income tax effects							(12)	(12)	(12)
Translation adjustments, net of related income tax effects							4,344	4,344	4,344

Comprehensive income									$4,219

Stock-based compensation			951					951

Balance at March 31, 2008	26,321	$3	$300,372	9	$(131)	$(123,578)	$5,009	$181,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(113)	$1,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(3,398)	(132)
Depreciation and amortization	3,310	2,941
Litigation settlement charge, net	2,000	—
Stock based compensation	951	901
Loss on sales of marketable securities	2	—
Loss on disposal of property and equipment	3	—
Provision for doubtful accounts	174	65
Changes in assets and liabilities, net:
Accounts receivable	6,156	858
Deferred project costs	(89)	(91)
Other current assets	(78)	(21)
Security deposits	(51)	26
Other long-term assets	8	—
Accounts payable	849	(421)
Accrued expenses	(1,103)	(1,021)
Other current and long-term liabilities	(317)	402
Payments of severance charges	(376)	(108)
Income taxes payable	(1,691)	1,124
Deferred project revenues	(191)	(108)

Net cash provided by operating activities	6,046	6,374

Cash flows from investing activities:
Purchases of marketable securities	(34,847)	(5,223)
Sales of marketable securities	2,951	—
Additions to property and equipment and intangibles	(2,137)	(1,709)

Net cash used in investing activities	(34,033)	(6,932)

Cash flows from financing activities:
Proceeds of options exercised	48	625
Proceeds of employee stock purchase plan	40	38
Excess tax deduction on stock option exercises	—	41
Principal payments under capital lease obligations	(3)	(9)
Other, net	(23)	(1)

Net cash provided by financing activities	62	694

Effect of exchange rate changes on cash and cash equivalents	1,506	62

Net (decrease) increase in cash and cash equivalents	(26,419)	198
Cash and cash equivalents at beginning of the period	57,949	20,873

Cash and cash equivalents at end of the period	$31,530	$21,071

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$2
Income taxes	4,273	143
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 —Basis of Presentation:
     References herein to “we,” “us” or “our” refer to Greenfield Online, Inc. and its consolidated subsidiaries unless the context specifically requires otherwise.
     Basis of consolidation. The accompanying unaudited Consolidated Financial Statements of Greenfield Online, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly these Consolidated Financial Statements. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Reclassifications. Certain prior period amounts have been reclassified to conform to current period presentation.
Note 2 — Summary of Significant Accounting Policies:
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 17, 2008, and have not materially changed.
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the three months ended March 31, 2008, Google, Inc., accounted for approximately 12% of our consolidated net revenues. No single client accounted for more than 10% of our North American Internet survey solutions segment net revenues. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 17 separate customers, accounted for approximately 12% of our Ciao Internet survey solutions segment net revenues. One client, Google, Inc. accounted for approximately 33% of our Ciao comparison shopping segment net revenues.
     Investments in Marketable Securities.  As of March 31, 2008 and December 31, 2007, we had $33.4 million and zero, respectively, in investments in certain marketable securities with original maturities greater than 90 days, which were invested in U.S. Treasury securities and German Federal Government debt securities in Europe. These securities are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, they are carried at fair value. All unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of the related tax effects and included within stockholders’ equity in accordance with SFAS 115.
     The table below provides the fair value of Investments in Marketable Securities as available-for-sale securities by type as of March 31, 2008 (in thousands):

	March 31,	December 31,
	2008	2007
U. S. Treasury Securities	$4,984	$—
German Federal Government Debt Securities	28,451	—

Fair value	$33,435	$—

     Panelist Incentives.  Our panelists receive incentives for participating in our surveys, which are earned by the panelist when we receive a timely survey response. A panelist has the right to claim his or her incentive payment from us at any time prior to its expiration, which is now generally six months of continuous inactivity. We accrue incentives net of estimated expirations. We utilize a mix of both direct-cash and prize-based incentives, whereby the respondent is entered into a drawing with a chance to win a larger cash prize. Fluctuations in the amount of unclaimed incentives may vary based on the mix of cash-based and prize-based projects, and this variation may affect our results of operations in future periods.
     Recently Issued Accounting Pronouncements
     Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific items, including; (i) acquisition costs generally will be expensed as incurred, (ii) acquired contingent liabilities, including certain contingent consideration (or earn-out) arrangements, will be recorded at fair value at the acquisition date, (iii) in-process research and development (“IPRD”) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (iv) restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date, and (v) changes in deferred tax asset valuation allowances and income tax uncertainties made after the acquisition date generally will be recorded as a component of income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 for us. SFAS 141(R) may not be applied before that date. We are currently evaluating the impacts that SFAS 141(R) will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
     Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. More specifically, SFAS 160 requires the recognition of noncontrolling interests (minority interests) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in a deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS 160 is effective for us beginning January 1, 2009, with early adoption prohibited, the same as related statement SFAS 141(R). We are currently evaluating the impacts that SFAS 160 will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
     Fair Value Measurements. We adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework or hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not require any new fair value measurements, but provides guidance relating to methods used to measure fair value and expands disclosures about fair values, which should result in increased consistency and comparability in fair value measures. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Consolidated Financial Statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities, which relate to our Investments in Marketable Securities. The adoption of SFAS 157 did not have a material effect on our financial condition, results of operations or cash flows. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our Consolidated Financial Statements upon full adoption in 2009.
     Fair Value Option for Financial Assets and Financial Liabilities. On January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument by instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 did not have a material effect on our financial condition, results of operations or cash flows as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
Note 3 — Earnings Per Share:
     Net (Loss) Income per Share. We report net (loss) income per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 1.9 million and 733,000 for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share, as they would be anti-dilutive. In addition, for the three months ended March 31, 2008, 713,000 weighted average potential common shares relating to grants of stock options and the employee stock purchase plan were excluded from the computation of diluted earnings per share due to the net loss in the period, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	26,316	25,527
Dilutive effect of stock option grants and the employee stock purchase plan	—	934

Diluted number of common and potential common shares outstanding	26,316	26,461

Note 4 — Accumulated Other Comprehensive Income:
     Accumulated Other Comprehensive Income (“AOCI”) is comprised of various items that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Cumulative translation adjustment	$5,021	$677
Unrealized loss on available-for-sale securities, net of deferred taxes of $6 at March 31, 2008	(12)	—

Total accumulated other comprehensive income	$5,009	$677

Note 5 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Prepaid maintenance and license contracts	$524	$414
Prepaid expenses	800	685
Prepaid insurance	348	497
Deferred project costs	157	66
Prepaid and refundable taxes	967	711
Interest receivable	914	1,286
Insurance reimbursement receivable	2,000	—
Other	232	248

Total prepaid expenses and other current assets	$5,942	$3,907

*	Insurance reimbursement receivable represents the expected reimbursement from our insurance carriers associated with the litigation settlement.
Note 6 — Property and Equipment, net:
     Property and equipment, net consists of the following at March 31, 2008 and December 31, 2007
(in thousands):

	Estimated
	Useful	March 31,	December 31,
	Life-Years	2008	2007
Computer and data processing equipment	2 – 4	$14,165	$13,302
Leasehold improvements	2 – 5 *	2,467	2,445
Furniture and fixtures	7 – 8	2,638	2,597
Telephone system	4 – 5	1,121	1,123
Automobile	4	14	14

		20,405	19,481
Less: Accumulated depreciation		(13,338)	(12,267)

Property and equipment, net		$7,067	$7,214

*	Lesser of the estimated life of the asset or the life of the underlying lease.

     Depreciation expense amounted to $895,000 and $874,000, respectively for the three months ended March 31, 2008 and 2007, including assets recorded under capital leases. The net book value of disposals of property and equipment were immaterial for all periods presented.
Note 7 — Goodwill and Other Intangible Assets:
Goodwill
     Goodwill represents the excess purchase price over the fair values of the net assets and identifiable intangible assets acquired in a business combination. In accordance with the provisions of Statement of Financial accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct our reviews annually as of October 31.
     The following table summarizes the changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2008 (in thousands):

		Europe
		Ciao Internet	Ciao
	North	Survey	Comparison
Goodwill	America	Solutions	Shopping	Total
Balance as of December 31, 2007	$31,153	$10,475	$32,956	$74,584
Foreign currency translation adjustment	—	758	2,396	3,154

Balance as of March 31, 2008	$31,153	$11,233	$35,352	$77,738

Other Intangible Assets
     Other intangible assets consist of the following at March 31, 2008 and December 31, 2007 (in thousands):

		As of March 31, 2008			As of December 31, 2007
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$13,685	$6,032	$7,653	$11,800	$4,845	$6,955
Other software acquired	0.42	159	159	—	159	159	—
Panel members	3-4	7,104	5,840	1,264	6,986	5,295	1,691
Affiliate network	3	347	347	—	347	333	14
Customer relationships	5	8,990	5,450	3,540	8,455	4,707	3,748
Non-competition agreements	2.75-3	610	610	—	2,806	2,789	17
Domain names and service marks	5-10	8,574	4,961	3,613	8,025	4,243	3,782

Other intangible assets, net		$39,469	$23,399	$16,070	$38,578	$22,371	$16,207

     We have capitalized costs associated with the development and management of our panelist database and internal use software. During the three months ended March 31, 2008 and 2007, we capitalized to internal use software approximately $1.6 million and $1.0 million, respectively.
     Amortization of internal use software amounted to $1.1 million and $654,000, respectively for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, $550,000 is included in cost of revenues and $549,000 is included in depreciation and amortization in the consolidated statements of operations. For the three months ended March 31, 2007, $344,000 is included in cost of revenues and $310,000 is included in depreciation and amortization in the consolidated statements of operations.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.3 million and $1.4 million, respectively for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, $458,000 is included in panel expense, and $858,000 is included in depreciation and amortization in the consolidated statements of operations. For the three months ended March 31, 2007, $443,000 is included as panel expense, and $970,000 is included in depreciation and amortization in the consolidated statements of operations. During the three months ended March 31, 2008, we wrote off non-competition agreements with a zero net book value and a cost of $2.3 million as this has been fully amortized. During the three months ended March 31, 2007, we wrote off acquired backlog with a net book value of zero and a cost of $447,000 as this acquired backlog has been fully amortized.
     The weighted average remaining life for intangible assets at March 31, 2008 was approximately 1.5 years and amortization expense for the three months ended March 31, 2008 was $2.4 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining nine months ended December 31, 2008	$7,489
2009	$6,971
2010	$1,407
2011	$53
2012	$53
2013	$52
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Accrued payroll, bonus and commissions	$4,730	$6,573
Panelist and respondent incentives	5,479	6,019
Real-Time Sampling accruals	231	359
Accrued panel costs	127	46
Accrued management change and severance costs	84	460
Non-income tax accruals	1,537	1,458
Software license liability	256	349
Accrued search engine marketing and advertising costs	—	295
Accrued audit and tax costs	431	665
Outside sample accruals	717	951
Accrued legal and investigation costs	2,234	130
Accrued litigation settlement charge	4,000	—
Other	1,979	1,512

Total accrued expenses and other current liabilities	$21,805	$18,817

Note 9 — Stock-Based Compensation:
     We maintain the following share-based compensation plans: the 2004 Employee Stock Purchase Plan, the 1999 Stock Option Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 Equity Plan”). Also, during 2006, we granted certain options outside of either of the 1999 Plan or the 2004 Equity Plan and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv), (the “Inducement Options”). The total pre-tax compensation cost that has been charged against income for these plans and the Inducement Options was approximately $951,000 and $901,000, respectively for the three months ended March 31, 2008 and 2007. The related income tax benefit recognized in the consolidated statements of operations for share-based compensation expense was approximately $315,000 and $351,000, respectively for the three months ended March 31, 2008 and 2007.
     As of March 31, 2008, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 3,635,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled, expire or otherwise become available for re-grant in accordance with the provisions of the 1999 Plan prior to the expiration of the 1999 Plan, but in no event will the aggregate number of such shares exceed 4,622,758. As of March 31, 2008, options to purchase 193,094 shares, 2,946,801 shares, and 611,800 shares of common stock were outstanding under the 1999 Plan, the 2004 Equity Plan and the Inducement Options, respectively and options to purchase 23,054 shares and 362,046 shares of common stock were available for future grants under the 1999 Plan and the 2004 Equity Plan, respectively.
     We did not capitalize stock-based compensation expense as part of the cost of an asset for any of the periods presented. Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized over the requisite service period. The following table illustrates the stock-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31,	March 31,
	2008	2007
Cost of revenues	$35	$114
Research and development expense	88	26
Selling, general and administrative expense	828	761

Pre-tax stock-based compensation expense	$951	$901

     As of March 31, 2008, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 1.2 years.
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
     We manage our businesses separately in North America and Europe, and prior to the separation of the two European businesses, we allocated our European business between the Internet survey solutions and comparison shopping businesses, as components of an enterprise about which separate information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees, investor relations costs and costs associated with the pending class action lawsuit and related investigation costs. We believe that segment operating income as defined above is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The accounting policies of all of our segments are the same as those in the summary of significant accounting policies included in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2007.

     The tables below present information about reported segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Gross segment revenues:
North American Internet survey solutions
Third-party segment net revenues	$14,821	$15,454
Inter-segment revenues	189	133

Gross segment revenues	$15,010	$15,587

Ciao Internet survey solutions
Third-party segment net revenues	$5,275	$5,255
Inter-segment revenues	1,560	1,486

Gross segment revenues	$6,835	$6,741

Ciao comparison shopping *
Third-party segment net revenues	$10,838	$6,760
Inter-segment revenues	184	—

Gross segment revenues	$11,022	$6,760

Net revenues:
North American Internet survey solutions	$15,010	$15,587
Ciao Internet survey solutions	6,835	6,741
Ciao comparison shopping	11,022	6,760
Elimination of inter-segment revenues	(1,933)	(1,619)

Total net revenues	$30,934	$27,469

Segment operating income (as defined above):
North American Internet survey solutions	$2,650	$2,839
Ciao Internet survey solutions	1,428	1,863

Combined Internet survey solutions	4,078	4,702
Ciao comparison shopping	5,911	3,983

Segment operating income	9,989	8,685
Depreciation and amortization	(3,310)	(2,941)
Stock-based compensation	(951)	(901)
Corporate and other charges	(6,785)	(1,826)

Total operating (loss) income	(1,057)	3,017
Other income, net	128	120

(Loss) income before income taxes	$(929)	$3,137

*	Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment did not have any inter-segment revenues. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.

Note 11 — Income Taxes:
     (Loss) income before income taxes and the provision (benefit) for income taxes are comprised of (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
(Loss) income before income taxes:
Domestic	$(6,760)	$(401)
Foreign	5,831	3,538

	$(929)	$3,137

(Benefit) provision for income taxes:
Currently payable:
Federal	$396	$29
State	56	52
Foreign	2,130	1,229

Total current income tax provision	2,582	1,310

Deferred income tax (benefit) provision:
Federal	(2,785)	(554)
State	(446)	14
Foreign	(167)	408

Total deferred income tax (benefit)	(3,398)	(132)

Total income tax (benefit) provision	$(816)	$1,178

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at March 31, 2008 and December 31, 2007, are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,357	$15,926
Stock-based compensation	4,592	4,279
Capitalized panel costs	739	681
Fixed assets	1,320	1,333
Federal and state tax credits	2,301	2,309
Other deferred tax assets	2,055	2,695

	29,364	27,223
Valuation allowance	(147)	(142)

Total deferred tax assets	$29,217	$27,081

Deferred tax liabilities:
Intangible assets acquired	$(3,034)	$(3,351)
Foreign exchange	(6,591)	(4,356)
Other deferred tax liabilities	(23)	(23)

Total deferred tax liabilities	$(9,648)	$(7,730)

Total deferred tax assets, net	$19,569	$19,351

     At March 31, 2008 and December 31, 2007, net operating loss carryforwards (“NOLs”) of $52.1 million and $46.6 million, respectively, are available to reduce future income taxes. Of these amounts, $45.1 million ($39.0 million at December 31, 2007) relates to domestic NOLs and $7.0 million ($7.6 million at December 31, 2007)

relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of March 31, 2008, $4.7 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction in the Consolidated Financial Statements due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $1.9 million will be credited against Additional paid-in capital (“APIC”). At March 31, 2008 and December 31, 2007, foreign tax credits of approximately $1.7 million are available to reduce future U.S. income taxes, and the majority of them will expire in 2015. The majority of the remaining Federal income tax credits at March 31, 2008 and December 31, 2007 will expire in 2020. Our operations in India have been granted a “tax holiday” from the Indian tax authority. This tax holiday was due to expire in March 2009, but has recently been extended through March 2010.
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     It is expected that the amount of unrecognized tax benefits will change in the next twelve months. We cannot estimate an amount or range, however, we do not expect the change to have a significant impact on our results of operations or our financial position.
     The majority of our operations reside in the United States and Germany. As of March 31, 2008, the U.S. Federal and state statutes of limitations remain open for the years ended December 31, 1999 and forward due to our net operating loss carryforward position. However, the Internal Revenue Service completed its examination of our 2004 Federal income tax return in June 2006 and did not report any changes to the tax return as originally filed by us. In Germany, tax years subsequent to December 31, 2003 are still subject to examination.
     During the three months ended March 31, 2008, we recorded approximately $5.1 million in costs for legal, accounting and other fees related to the Audit Committee investigation of the pending class action securities litigation described in our Annual Report on Form 10-K, the defense of this litigation and the litigation settlement charge. As a result, and due to the unusual nature of these costs, we recorded an income tax benefit of approximately $2.1 million during the three months ended March 31, 2008 relating to these costs. Refer to Note 12 for additional information relating to the class action lawsuit.
Note 12 — Commitments and Contingencies:
Legal Contingencies:
     From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. While it is not possible to determine the ultimate outcome of such matters, we continually review whether an estimated loss contingency should be recorded, by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in a particular matter, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any such matter cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material loss contingency, or should any matter result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and

s

September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and on April 3, 2008, the Company and each of the individual defendants filed a motion to dismiss the Amended Complaint in its entirety.
     The Amended Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, our Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements the Company made on August 9, 2005 and September 29, 2005 regarding its financial projections for fiscal year 2005. Specifically the Amended Complaint alleges, among other things, that the financial statements were materially false and misleading because (1) they misrepresented the size of our online panel and (2) they failed to disclose that the Company was engaged in improper accounting practices.
     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affect the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ended December 31, 2005, 2006 and 2007. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we intend to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.
     We have incurred and will continue to incur costs with respect to the litigation described above as well as costs associated with the investigations we made into the conduct alleged in the Amended Complaint. During the three months ended March 31, 2008, we incurred $3.1 million of fees and costs in connection with the Audit Committee’s investigation and our defense against the Amended Complaint.
     On May 7, 2008, the Company and the individual defendants reached an agreement in principle to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the proposed settlement in order to avoid costly and time consuming litigation. The terms of the settlement, which contain no admission of any liability or wrongdoing on the part of any defendant, are subject to the completion of confirmatory discovery by plaintiffs’ counsel, the negotiation of definitive documentation and approval by the court, and includes a probable cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. The Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of this agreement in principle, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     The proposed settlement described above is subject to court approval and the occurrence of other events. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all. In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.
Note 13 — Fair Value Measurement:
     As discussed in Note 2, we adopted SFAS 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, and primarily relates to our marketable securities.

     We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transaction involving identical or comparable assets and liabilities.
     SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
     The following table represents our affected assets measured at fair value on a recurring basis as of March 31, 2008 and the corresponding level for that measurement (in thousands):

		Quoted Prices	Significant
	Total	Active in	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Measurement	Identical Asset	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Cash equivalents	$16,256	$16,256	$—	$—
Investments in marketable securities	33,435	33,435	—	—

Total assets measured at fair value	$49,691	$49,691	$—	$—

     Valuation Techniques. Our current cash equivalents and current available for sale securities are measured at fair value using quoted market prices and are classified within level 1 of the valuation hierarchy.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q.
Segment Information
     We have three reportable segments: North American Internet survey solutions, which operates through Greenfield Online, Inc. and its consolidated subsidiaries; Ciao Internet survey solutions, which operates through Ciao Surveys GmbH and its consolidated subsidiaries; and Ciao comparison shopping, which operates through Ciao GmbH and its consolidated subsidiaries. Our North American and Ciao Internet survey solutions segments conduct substantially similar businesses within a global marketplace, and the description of their businesses, market opportunities, customers, products and competitors is presented as a single business, except in circumstances where we believe that separate information related to a particular segment is necessary to understand our business as a whole. Financial information about our reportable segments is included in our Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to our critical accounting policies during the three months ended March 31, 2008.
     Recently Issued Accounting Pronouncements. See Note 2 to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our Consolidated Financial Statements.

Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended March 31,
	2008	%	2007	%
		($ in thousands)
Net revenues	$30,934	100.0%	$27,469	100.0%
Cost of revenues	6,805	22.0	7,139	26.0

Gross profit	24,129	78.0	20,330	74.0

Operating expenses:
Selling, general and administrative	20,940	67.7	12,980	47.3
Panel acquisition	812	2.6	1,048	3.8
Depreciation and amortization	2,302	7.4	2,153	7.8
Research and development	1,132	3.7	1,132	4.1

Total operating expenses	25,186	81.4	17,313	63.0

Operating (loss) income	(1,057)	(3.4)	3,017	11.0

Other income, net	128	0.4	120	0.4

(Loss) income before income taxes	(929)	(3.0)	3,137	11.4

(Benefit) provision for income taxes	(816)	(2.6)	1,178	4.3

Net (loss) income	$(113)	(0.4)%	$1,959	7.1%

     Net Revenues.  Net revenues for the three months ended March 31, 2008 were $30.9 million, compared to $27.5 million for the three months ended March 31, 2007, an increase of $3.4 million, or 12.6%. Fluctuations in currency rates increased net revenues by approximately $1.6 million or 5.7%. Net revenues increased primarily as a result of our comparison shopping segment, which accounted for approximately $4.1 million. Our Ciao Internet survey solutions segment was flat period over period and our North American Internet survey solutions segment revenues declined by $0.6 million.
     Net revenues at our comparison shopping business increased 60.3% as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships, improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Net revenues at our combined Internet survey solutions segments declined 3.0% due primarily to lower than anticipated client spending and to a lesser extent to continued pricing pressure.
     Gross Profit.  Gross profit for the three months ended March 31, 2008 was $24.1 million, compared to $20.3 million for the three months ended March 31, 2007, an increase of $3.8 million, or 18.7%. Gross profit for the three months ended March 31, 2008 was 78.0% of net revenues, compared to 74.0% for the three months ended March 31, 2007. Fluctuations in currency rates increased gross profit by approximately $1.2 million. Gross profit increased primarily due to the increased high-margin comparison shopping revenues and to reduced incentive costs, partially offset by higher outside sample costs and amortization expense.
     We expect gross profit margin to remain variable from period to period as a result of shifts in product mix among full service, sample only, business-to-business, healthcare and projects requiring outside sample, which product mix remains largely unpredictable. Additionally, gross profit will be affected by the timing and amount of comparison shopping revenue recognized in each period. We believe our Internet survey solutions margins could experience downward pressure as a result of the increasingly competitive environment and the resulting pricing pressure in the Internet survey solutions segment. However, this impact could be reduced or offset by the high gross margin in the faster growing comparison shopping segment as the comparison shopping segment’s net revenues become a greater proportion of our consolidated revenues.

     Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended March 31, 2008 were $20.9 million, compared to $12.9 million for the same period in the prior year, an increase of $8.0 million, or 61.3%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $0.9 million. Selling, general and administrative expenses increased primarily as a result of costs incurred in connection with investigating and defending against the class action lawsuit of $3.1 million, the litigation settlement charge of $2.0 million, increased compensation costs of approximately $0.7 million, higher facility and lease costs of approximately $0.6 million and increased advertising and promotion costs of approximately $0.5 million.
     Selling expenses increased approximately $0.4 million for the three months ended March 31, 2008, primarily related to personnel costs including commissions and stock-based compensation.
     Advertising and promotion costs increased approximately $0.5 million for the three months ended March 31, 2008, primarily related to advertising and marketing programs associated with our comparison shopping business, and to a lesser extent to higher marketing costs in our Internet survey solutions businesses.
     General and administrative expenses increased approximately $6.2 million for the three months ended March 31, 2008, primarily as a result of the investigation and litigation costs of $3.1 million, the litigation settlement charge of $2.0 million, higher facilities costs of approximately $0.6 million and higher personnel costs of approximately $0.5 million.
     Personnel costs associated with general and administrative expenses increased approximately $0.5 million for the three months ended March 31, 2008, primarily as a result of increased personnel compensation costs, increased stock-based compensation and increased benefit costs, offset slightly by reduced travel and entertainment costs.
     Selling, general and administrative expenses as a percentage of net revenues increased to 67.7% for the three months ended March 31, 2008 from 47.3% of net revenues for the three months ended March 31, 2007. The additional litigation and investigation costs accounted for approximately ten percentage points of this increase, the litigation settlement charge accounted for approximately six percentage points of the increase and currency rate fluctuations accounted for approximately three percentage points of the increase. In the near term, except for the impact of further litigation costs, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the year.
     Panel Expense.  Panel expense was $0.8 million for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007, a decrease of $0.2 million, or 22.5%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel expense decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel expense was 2.6% of net revenues for the three months ended March 31, 2008 and 3.8% for the three months ended March 31, 2007. Except for the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our panel production, and we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we develop new panels in Europe for use with our Unified Panel System.
     Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel expense) for the three months ended March 31, 2008 were $2.3 million, compared to $2.2 million for the three months ended March 31, 2007, an increase of $0.1 million, or 6.9%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.2 million. Depreciation and amortization remained relatively flat as a result of certain software applications and certain of the amortizable intangible assets acquired as a result of our prior acquisitions in late 2004 and early 2005, had become fully amortized. This reduction was offset by increased amortization related to our higher capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:

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
     Research and Development.  Research and development expenses for the three months ended March 31, 2008 were $1.1 million, compared to $1.1 million for the three months ended March 31, 2007. Fluctuations in currency rates increased research and development expenses by $0.1 million in the current period. Research and development expenses decreased slightly as a result of lower compensation costs primarily in our North American operating segment. This decrease was offset by increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment and additional personnel required to operate the separate businesses post bifurcation and as we continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we expect to increase spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Other Income, Net.  Other income, net remained relatively flat for the three months ended March 31, 2008 when compared to the same period in the prior year. Other income, net increased by $0.2 million due to higher interest income as a result of higher invested cash, and decreased by $0.2 million due primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     (Benefit) Provision for Income Taxes.  We recorded an income tax benefit of approximately $0.8 million for the three months ended March 31, 2008, compared to an income tax provision of $1.2 million for the three months ended March 31, 2007. The decrease in the tax provision primarily resulted from the favorable tax effect of the litigation and investigation costs and the litigation settlement charge incurred during the three months ended March 31, 2008.
     Net (Loss) Income.  Our net loss for the three months ended March 31, 2008 was $0.1 million, compared to net income of $2.0 million for the three months ended March 31, 2007. The decrease in net income was primarily the result of the litigation and investigation costs and the litigation settlement charge, partially offset by our increased revenues and resulting operating profit, primarily in our comparison shopping segment. Net loss available to common stockholders for the three months ended March 31, 2008 was (zero) $0.00 per share for basic and diluted, as compared to net income of $0.08 per share for basic and $0.07 per share for diluted for the three months ended March 31, 2007.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Three Months Ended March 31,
	2008	%	2007	%
		($ in thousands)
Gross segment revenues	$15,010	100.0%	$15,587	100.0%
Segment operating income	2,650	17.7	2,839	18.2

     Gross Segment Revenues.  Gross segment revenues for the three months ended March 31, 2008 were $15.0 million, compared to $15.6 million for the three months ended March 31, 2007, a decrease of $0.6 million, or 3.7%. Gross segment revenues decreased primarily as a result of lower than anticipated client spending in the United States and to a lesser extent to continued pricing pressure.
     Segment Operating Income.  Segment operating income for the three months ended March 31, 2008 was $2.6 million, compared to $2.8 million for the three months ended March 31, 2007, a decrease of $0.2 million or 6.7%. Segment operating income decreased primarily as a result of decreased revenues, partially offset by decreased costs, primarily in the areas of selling, marketing and business development teams, and lower consulting costs.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended March 31,
	2008	%	2007	%
		($ in thousands)
Gross segment revenues	$6,835	100.0%	$6,741	100.0%
Segment operating income	1,428	20.9	1,863	27.6
     Gross Segment Revenues.  Gross segment revenues for the three months ended March 31, 2008 were $6.8 million, compared to $6.7 million for the three months ended March 31, 2007, an increase of $0.1 million or 1.4%. Fluctuations in currency rates increased gross segment revenues by approximately $0.6 million. The decrease in gross segment revenues was due primarily to lower than anticipated client spending across Europe, and to a lesser extent to continued pricing pressure and increased competition.
     Segment Operating Income.  Segment operating income for the three months ended March 31, 2008 was $1.4 million, compared to $1.9 million for the three months ended March 31, 2007, a decrease of $0.4 million or 23.3%. Fluctuations in currency rates increased segment operating income by approximately $0.1 million. Segment operating income decreased due primarily to lower revenues after providing for the effects of currency rate fluctuations, and the increased use of outside sample, increased facility and leasing costs and increased marketing and administrative costs, partially offset by reduced incentive costs and decreased panel expense.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended March 31,
	2008	%	2007	%
		($ in thousands)
Gross segment revenues	$11,022	100.0%	$6,760	100.0%
Segment operating income	5,911	53.6	3,983	58.9
     Gross Segment Revenues.  Gross segment revenues for the three months ended March 31, 2008 were $11.0 million, compared to $6.8 million for the three months ended March 31, 2007, an increase of $4.2 million or 63.0%. Fluctuations in currency rates increased gross segment revenues by approximately $1.2 million. Gross segment revenues increased primarily as a result of increased traffic visitation by unique visitors, improved site content, increases in conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began selling panelists to the Ciao Internet survey solutions segment.
     Segment Operating Income.  Segment operating income for the three months ended March 31, 2008 was $5.9 million, compared to $4.0 million for the three months ended March 31, 2007, an increase of $1.9 million or

48.4%. Fluctuations in currency rates increased segment operating income by approximately $0.5 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by our decision to explore the development of a Ciao comparison shopping engine in the United States and higher advertising and marketing costs.
Liquidity and Capital Resources
     The following table summarizes our cash flows for each of the three months ended March 31, 2008 and 2007 as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements:

	Three Months Ended March 31,
	2008	2007	Change
		($ in thousands)
Net cash provided by operating activities	$6,046	$6,374	$(328)
Net cash used in investing activities	(34,033)	(6,932)	(27,101)
Net cash provided by (used in) financing activities	62	694	(632)
Effect of exchange rate changes on cash and cash equivalents	1,506	62	1,444

(Decrease) increase in cash and cash equivalents	(26,419)	198	(26,617)
Cash and cash equivalents at beginning of period	57,949	20,873	37,076

Cash and cash equivalents at end of period	$31,530	$21,071	$10,459

     The following table summarizes our cash, cash equivalents and investments in marketable securities as of March 31, 2008 and December 31, 2007, as reported in our consolidated balance sheet in the accompanying Consolidated Financial Statements:

	As of	As of
	March 31,	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$31,530	$57,949
Investments in marketable securities	33,435	—

Total cash, cash equivalents and investments in marketable securities	$64,965	$57,949

     Net cash provided by operating activities for the three months ended March 31, 2008 was $6.0 million, compared to $6.4 million for the three months ended March 31, 2007. The decrease in cash flow from operating activities was primarily attributable to higher tax payments in the current period primarily associated with our German subsidiaries, and reductions of current and long-term liabilities, offset by reductions in accounts receivable.
     Net cash used in investing activities was $34.0 million for the three months ended March 31, 2008 compared to $6.9 million for the three months ended March 31, 2007. The increase in cash used by investing activities was primarily due to the increase in the net investments in marketable securities of our excess cash, and to a lesser extent to higher capital expenditures in the current year period.
     Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2008 compared to $0.7 million for the three months ended March 31, 2007. The decrease in net cash provided by financing activities was primarily due lower proceeds from stock option exercises in the current year period.
     Our working capital at March 31, 2008 was $63.0 million, compared to $64.6 million at December 31, 2007, a decrease of $1.6 million, which is primarily the result of the litigation and investigation costs of $3.1 million and the litigation settlement charge of $2.0 million.
     At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     During the three months ended March 31, 2008, we incurred capital expenditures of $2.1 million, of which $1.3 million and $0.8 million is related to Internet survey solutions and comparison shopping, respectively. These capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. Due to the bifurcation of the European business into separate businesses, we anticipate that we will increase our capital expenditures over the near-term as certain redundant systems and platforms may need to be created in order to operate as separate businesses. These capital expenditures were primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity. These capital expenditures were funded by our cash flow from operations, and we expect to continue to fund these capital expenditures by cash flow from operations. For fiscal 2008, we expect capital expenditures to total approximately $9 to $11 million.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     There were no material changes outside the ordinary course of business in our contractual obligations during the three months ended March 31, 2008. The following table summarizes our contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	March 31,						2013 and
	2008	2008 (1)	2009	2010	2011	2012	Thereafter
Contractual obligations:
Capital lease obligations	$18	$11	$7	$—	$—	$—	$—
Non-cancelable operating lease obligations *	12,865	4,746	4,122	2,057	1,117	595	228
Severance commitments **	84	84	—	—	—	—	—
Litigation settlement charge, net ***	2,000	2,000	—	—	—	—	—
Other long-term liabilities	594	72	319	104	99	—	—

Total contractual cash obligations	$15,561	$6,913	$4,448	$2,161	$1,216	$595	$228

(1)	Includes only the remaining nine months of the year ending December 31, 2008.

*	Amounts for the remaining nine months ending December 31, 2008 and the year ending December 31, 2009 have been reduced by approximately $249,000 and $250,000, respectively for rental payments that we expect to receive under sub-lease agreements.

**	These severance commitments are associated with the departure of a senior management member in the fourth quarter of 2007.

***	The litigation settlement charge, net reflects a $4.0 million commitment by the Company, offset by an anticipated $2.0 million receivable from our insurance carriers. We expect to pay the $4.0 million to the plaintiffs during the latter half of 2008, and expect to receive the reimbursement from our insurance carriers by the end of 2008. See “Costs Associated with Pending Class Action Lawsuit” below.
     We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. The amount of unrecognized tax benefits at March 31, 2008 is approximately $1.6 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the timing of future tax settlements.
     Based on our current level of operations and anticipated growth, we believe that cash generated from operations will be adequate to fund our working capital and other capital expenditure requirements through the next twelve months, although no assurance can be given in this regard. We believe we are more likely than not to realize our domestic and certain of our foreign deferred tax assets in the future, which could result in a reduction of our tax obligations in the future, although no assurance can be given in this regard. Poor financial results, unanticipated expenses, acquisitions of technologies, businesses or assets or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.
     Costs Associated with Pending Class Action Lawsuit
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and on April 3, 2008, the Company and each of the individual defendants filed a motion to dismiss the Amended Complaint in its entirety.
     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. During the three months ended March 31, 2008, we incurred approximately $3.1 million in fees and costs associated with the Audit Committee’s investigation and our defense against the Amended Complaint.
     On May 7, 2008, the Company and the individual defendants reached an agreement in principle to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the proposed settlement in order to avoid costly and time consuming litigation. The terms of the settlement, which contain no admission of any liability or wrongdoing on the part of any defendant, are subject to the completion of confirmatory discovery by plaintiffs’ counsel, the negotiation of definitive documentation and approval by the court, and includes a probable cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. The Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of this agreement in principle, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     The proposed settlement described above is subject to court approval and the occurrence of other events. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all. In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July and August 2007, two putative federal securities law class actions were filed in the United States District Court for the District of Connecticut on behalf of persons who purchased our stock between February 9, 2005 and September 30, 2005. A consolidated amended complaint was filed on January 22, 2008 (the “Amended Complaint”), and on April 3, 2008 the Company and each of the individual defendants filed a motion to dismiss the Amended Complaint in its entirety.
     The Amended Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against the Company, our Executive Vice President and Chief Financial Officer and our former President and Chief Executive Officer. These claims are related to statements the Company made on August 9, 2005 and September 29, 2005 regarding its financial projections for fiscal year 2005. Specifically the Amended Complaint alleges, among other things, that the financial statements were materially false and misleading because (1) they misrepresented the size of our online panel and (2) they failed to disclose that the Company was engaged in improper accounting practices.
     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affected the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ended December 31, 2005, 2006 and 2007. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we intend to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.
     We have incurred and will continue to incur costs with respect to the litigation described above as well as costs associated with the investigations we made into the conduct alleged in the Amended Complaint. During the three months ended March 31, 2008, we incurred $3.1 million of fees and costs in connection with the Audit Committee’s investigation and our defense against the Amended Complaint.
     On May 7, 2008, the Company and the individual defendants reached an agreement in principle to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the proposed settlement in order to avoid costly and time consuming litigation. The terms of the settlement, which contain no admission of any liability or wrongdoing on the part of any defendant, are subject to the completion of confirmatory discovery by plaintiffs’ counsel, the negotiation of definitive documentation and approval by the court, and includes a probable cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. The Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of this agreement in principle, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     The proposed settlement described above is subject to court approval and the occurrence of other events. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all.

In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information set forth below updates and should be read in conjunction with the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, typically identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report, including, among other things:
•	risks relating to securities class action lawsuits pending against us and some of our current and former officers and our ability to complete the proposed settlement and recover insurance proceeds related thereto;

•	risks related to the success of new business initiatives, including the expansion of our Ciao comparison shopping business to the United States;

•	our ability in the United States to attract community members to our Ciao comparison shopping portals and the resulting content they generate in the form of product and merchant reviews, and our ability to attract merchants in the United States;

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	risks related to foreign currency rate fluctuations;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our Real-Time Sampling® methodology for recruiting survey takers on the Internet;

•	our ability to attract and maintain affiliates in our affiliate network supplying Real-Time Sampling respondents;

•	our ability to accurately predict future revenue levels and our ability to manage expenses commensurate with such revenue levels;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to manage or accelerate our growth and international expansion;

•	our ability to restore and sustain sales growth in our European survey business;

•	our ability to integrate successfully the businesses we may acquire in the future;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brands.
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

Dated: May 9, 2008

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