Form 10-Q
period 2008-06-30
GREENFIELD ONLINE INC
filed 2008-08-11
CIK 1108906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of August 6, 2008, there were 26,336,754 shares of Common Stock outstanding.

GREENFIELD ONLINE, INC.
FORM 10-Q

i

GREENFIELD ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,412	$57,949
Investments in marketable securities	33,397	—
Accounts receivable trade, net (net of allowances of $2,553 and $2,309 at June 30, 2008 and December 31, 2007, respectively)	26,717	29,162
Prepaid expenses and other current assets	5,905	3,907
Deferred tax assets, current	2,159	3,985

Total current assets	99,590	95,003
Property and equipment, net	6,908	7,214
Other intangible assets, net	14,974	16,207
Goodwill	77,737	74,584
Deferred tax assets, long-term	26,694	21,110
Security deposits and other long-term assets	1,014	847

Total assets	$226,917	$214,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,501	$5,011
Accrued expenses and other current liabilities	22,290	18,817
Income taxes payable	3,014	4,960
Current portion of capital lease obligations	15	14
Deferred tax liabilities, current	1,180	972
Deferred revenue	643	604

Total current liabilities	32,643	30,378
Capital lease obligations, long-term	—	7
Deferred tax liabilities, long-term	6,880	4,772
Income taxes payable, long-term	2,353	2,939
Other long-term liabilities	343	451

Total liabilities	42,219	38,547

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; par value $0.0001 per share; 100,000,000 shares authorized; 26,339,189 and 26,317,135 shares issued and 26,329,546 and 26,307,492 shares outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	301,266	299,334
Accumulated deficit	(121,493)	(123,465)
Accumulated other comprehensive income	5,053	677
Treasury stock, at cost — 9,643 shares	(131)	(131)

Total stockholders’ equity	184,698	176,418

Total liabilities and stockholders’ equity	$226,917	$214,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$36,007	$30,826	$66,941	$58,295
Cost of revenues	8,766	8,258	15,571	15,397

Gross profit	27,241	22,568	51,370	42,898

Operating expenses:
Selling, general and administrative	19,609	14,208	40,549	27,188
Panel expense	827	778	1,639	1,826
Depreciation and amortization	2,401	2,168	4,703	4,321
Research and development	1,430	1,004	2,562	2,136

Total operating expenses	24,267	18,158	49,453	35,471

Operating income	2,974	4,410	1,917	7,427

Other income (expense):
Interest income	442	134	826	279
Interest expense	—	(3)	(2)	(5)
Gain (loss) on sales of marketable securities	—	277	(2)	277
Other expense, net	(30)	(6)	(282)	(29)

Total other income, net	412	402	540	522

Income before income taxes	3,386	4,812	2,457	7,949
Provision for income taxes	1,301	1,712	485	2,890

Net income	$2,085	$3,100	$1,972	$5,059

Net income per share available to common stockholders:
Basic	$0.08	$0.12	$0.07	$0.20

Diluted	$0.08	$0.11	$0.07	$0.19

Weighted average shares outstanding:
Basic	26,324	25,702	26,320	25,615

Diluted	27,053	27,004	27,041	26,886

The accompanying notes are an integral part of these consolidated financial statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity	Income
Balance at December 31, 2007	26,307	$3	$299,334	9	$(131)	$(123,465)	$677	$176,418

Six months ended June 30, 2008:
Net income for the period						1,972		1,972	$1,972
Issuance of shares related to the Employee Stock Purchase Plan	6	—	73					73	—
Exercise of stock options	16	—	71					71	—
Unrealized loss on available-for-sale securities, net of related income tax effects							(5)	(5)	(5)
Translation adjustments, net of related income tax effects							4,381	4,381	4,381

Comprehensive income									$6,348

Stock-based compensation			1,788					1,788

Balance at June 30, 2008	26,329	$3	$301,266	9	$(131)	$(121,493)	$5,053	$184,698

The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENFIELD ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,972	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(4,668)	(1,181)
Depreciation and amortization	6,874	5,931
Litigation settlement charge, net	2,000	—
Stock based compensation	1,788	1,643
Loss (gain) on sales of marketable securities	2	(277)
Loss on disposal of property and equipment	3	—
Provision for doubtful accounts	405	277
Changes in assets and liabilities, net:
Accounts receivable	2,676	67
Deferred project costs	(182)	(243)
Other current assets	51	(99)
Security deposits	(73)	174
Other long-term assets	(62)	(97)
Accounts payable	425	(271)
Accrued expenses	(834)	(296)
Other current and long-term liabilities	(29)	16
Payments of severance charges	(404)	(219)
Income taxes payable	(1,866)	3,000
Deferred project revenues	37	180

Net cash provided by operating activities	8,115	13,664

Cash flows from investing activities:
Purchases of marketable securities	(34,847)	(9,279)
Sales of marketable securities	2,951	6,698
Proceeds from sale of property and equipment	—	1
Additions to property and equipment and intangibles	(4,447)	(4,158)

Net cash used in investing activities	(36,343)	(6,738)

Cash flows from financing activities:
Proceeds of options exercised	105	2,173
Proceeds of employee stock purchase plan	85	78
Excess tax deduction on stock option exercises	—	55
Principal payments under capital lease obligations	(7)	(19)
Other, net	(23)	(12)

Net cash provided by financing activities	160	2,275

Effect of exchange rate changes on cash and cash equivalents	1,531	911

Net (decrease) increase in cash and cash equivalents	(26,537)	10,112
Cash and cash equivalents at beginning of the period	57,949	20,873

Cash and cash equivalents at end of the period	$31,412	$30,985

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$5
Income taxes	7,020	1,013
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
     Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
     Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that such amounts are not expected to be collected. In our North American and Ciao Internet survey solutions segments, many of our top 10 clients operate through numerous subsidiaries, affiliates or divisions that we call customers and with which we have separate business relationships. For the three and six months ended June 30, 2008, Google, Inc., accounted for approximately 10% and 11%, respectively, of our consolidated net revenues. No single client accounted for more than 10% of our North American Internet survey solutions segment net revenues for the three and six months ended June 30, 2008. One client, Taylor Nelson Sofres, Plc (“TNS”), operating through 20 separate customers, accounted for approximately 15% and 14%, respectively, of our Ciao Internet survey solutions segment net revenues for the three and six months ended June 30, 2008. One client, Google, Inc. accounted for approximately 33% of our Ciao comparison shopping segment net revenues for the three and six months ended June 30, 2008.
     Investments in Marketable Securities.  As of June 30, 2008 and December 31, 2007, we had $33.4 million and zero, respectively in investments in certain marketable securities with original maturities greater than 90 days, which were invested in U.S. Treasury securities and German Federal Government debt securities in Europe. These securities are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, they are carried at fair value. All unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of the related tax effects and included within stockholders’ equity.

     The table below provides the fair value of Investments in Marketable Securities as available-for-sale securities by type as of June 30, 2008 (in thousands):

	June 30,	December 31,
	2008	2007
U. S. Treasury Securities	$4,959	$—
German Federal Government Debt Securities	28,438	—

Fair value	$33,397	$—

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
     Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. More specifically, SFAS 160 requires the recognition of noncontrolling interests (minority interests) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in a deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding interests of the parent and its noncontrolling interest. SFAS 160 is effective for us beginning January 1, 2009, with early adoption prohibited. We are currently evaluating the impacts that SFAS 160 will have on our Consolidated Financial Statements and believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.
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
     Determination of Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We are currently evaluating the potential impact of the adoption of this standard on our financial condition and results of operations.
Note 3 — Earnings Per Share:
     Net Income per Share. We report net income per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income or loss available to common stockholders by the weighted average of common shares outstanding plus the potentially dilutive common shares. Diluted earnings per share includes in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share. Out-of-the-money weighted average potential common shares of approximately 1.9 million and 1.8 million, respectively for the three and six months ended June 30, 2008 and 116,000 and 223,000, respectively for the three and six months ended June 30, 2007, were excluded from the computation of diluted earnings per share, as they would be anti-dilutive.
     The following is a reconciliation of weighted average basic number of common shares outstanding to weighted average diluted number of common and common stock equivalent shares outstanding (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	26,324	25,702	26,320	25,615
Dilutive effect of stock option grants and the employee stock purchase plan	729	1,302	721	1,271

Diluted number of common and potential common shares outstanding	27,053	27,004	27,041	26,886

Note 4 — Accumulated Other Comprehensive Income:
     Accumulated Other Comprehensive Income (“AOCI”) is comprised of various items that affect equity and result from recognized transactions and other economic events, other than transactions with owners in their capacity as owners. AOCI consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Cumulative translation adjustment	$5,058	$677
Unrealized loss on available-for-sale securities, net of deferred taxes of $1 at June 30, 2008	(5)	—

Total accumulated other comprehensive income	$5,053	$677

Note 5 — Prepaid Expenses and Other Current Assets:
     Prepaid expenses and other current assets consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Prepaid maintenance and license contracts	$403	$414
Prepaid expenses	732	685
Prepaid insurance	189	497
Deferred project costs	249	66
Prepaid and refundable taxes	885	711
Interest receivable	1,237	1,286
Insurance reimbursement receivable *	2,000	—
Other	210	248

Total prepaid expenses and other current assets	$5,905	$3,907

*	Represents the contribution of our insurance carrier to the settlement amount to be made 30 days after the preliminary approval by the court of the Stipulation of Settlement (Note 12).
Note 6 — Property and Equipment, net:
Property and equipment, net consists of the following at June 30, 2008 and December 31, 2007
(in thousands):

	Estimated
	Useful		June 30,	December 31,
	Life-Years		2008	2007
Computer and data processing equipment	2 – 4		$14,747	$13,302
Leasehold improvements	2 – 5	*	2,542	2,445
Furniture and fixtures	7-8		2,697	2,597
Telephone system	4-5		1,121	1,123
Automobile	4		14	14

			21,121	19,481
Less: Accumulated depreciation			(14,213)	(12,267)

Property and equipment, net			$6,908	$7,214

*	Lesser of the estimated life of the asset or the life of the underlying lease.
     Depreciation expense amounted to $871,000 and $1.8 million, respectively for the three and six months ended June 30, 2008 and $868,000 and $1.7 million, respectively for the three and six months ended June 30, 2007, including assets recorded under capital leases. The net book value of disposals of property and equipment were immaterial for all periods presented.

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
     The following table summarizes the changes in the carrying value of goodwill by operating segment for the six months ended June 30, 2008 (in thousands):

		Europe
		Ciao
		Internet	Ciao
	North	Survey	Comparison
Goodwill	America	Solutions	Shopping	Total
Balance as of December 31, 2007	$31,153	$10,475	$32,956	$74,584
Foreign currency translation adjustment	—	760	2,393	3,153

Balance as of June 30, 2008	$31,153	$11,235	$35,349	$77,737

   Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

		As of June 30, 2008			As of December 31, 2007
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Life-Years	Cost	Amortization	Amount	Cost	Amortization	Amount
Internal use software	2-3	$14,600	$6,710	$7,890	$11,800	$4,845	$6,955
Other software acquired	0.42	159	159	—	159	159	—
Panel members	3-4	7,104	6,304	800	6,986	5,295	1,691
Affiliate network	3	347	347	—	347	333	14
Customer relationships	5	8,990	5,897	3,093	8,455	4,707	3,748
Non-competition agreements	2.75-3	610	610	—	2,806	2,789	17
Domain names and service marks	5-10	8,574	5,383	3,191	8,025	4,243	3,782

Other intangible assets, net		$40,384	$25,410	$14,974	$38,578	$22,371	$16,207

     We have capitalized internal use software costs associated with the development and management of our panelist database and survey responses for our Internet survey solutions business and consumer reviews, enhanced search capabilities and product catalog management for our comparison shopping business. During the three and six months ended June 30, 2008, we capitalized to internal use software approximately $1.6 million and $3.2 million, respectively. During the three and six months ended June 30, 2007, we capitalized to internal use software approximately $1.3 million and $2.3 million, respectively.
     Amortization of internal use software amounted to $1.4 million and $2.5 million, respectively for the three and six months ended June 30, 2008 and $669,000 and $1.3 million, respectively for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, $700,000 and $1.3 million, respectively is included in cost of revenues and $670,000 and $1.2 million, respectively is included in depreciation and amortization in the consolidated statements of income. For the three and six months ended June 30, 2007, $375,000 and $719,000, respectively is included in cost of revenues and $294,000 and $604,000, respectively, is included in depreciation and amortization in the consolidated statements of income.
     Amortization of other intangible assets (excluding internal use software) amounted to $1.3 million and $2.6 million, respectively for the three and six months ended June 30, 2008 and $1.5 million and $2.9 million, respectively for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, $463,000 and $921,000, respectively is included in panel expense, and $860,000 and $1.7 million, respectively is included in depreciation and amortization in the consolidated statements of income. For the three and six months ended June 30, 2007, $448,000 and $891,000, respectively is included as panel expense, and $1.0 million and $2.0 million, respectively, is included in depreciation and amortization in the consolidated statements of income. During the six months ended June 30, 2008, we wrote off non-competition agreements with a zero net book value and a cost of $2.3 million as this has been fully amortized. During the six months ended June 30, 2007, we wrote off acquired backlog with a net book value of zero and a cost of $447,000 as this acquired backlog has been fully amortized.
     The weighted average remaining life for intangible assets at June 30, 2008 was approximately 1.3 years and amortization expense for the six months ended June 30, 2008 was $5.1 million. Estimated amortization expense for each of the five succeeding years is as follows (in thousands):

Amount
For the remaining six months ending December 31, 2008	$5,296
2009	$7,773
2010	$1,702
2011	$53
2012	$53
2013	$52
Note 8 — Accrued Expenses and Other Current Liabilities:
     Accrued expenses and other current liabilities consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Accrued payroll, bonus and commissions	$4,666	$6,573
Panelist and respondent incentives	5,232	6,019
Real-Time Sampling accruals	265	359
Accrued panel costs	57	46
Accrued management change and severance costs	236	460
Non-income tax accruals	1,319	1,458
Software license liability	185	349
Accrued search engine marketing and advertising costs	359	295
Accrued audit and tax costs	585	665
Outside sample accruals	1,580	951
Accrued legal and investigation costs	418	130
Accrued litigation settlement charge (Note 12)	4,000	—
Accrued costs associated with the proposed merger	1,397	—
Other	1,991	1,512

Total accrued expenses and other current liabilities	$22,290	$18,817

Note 9 — Stock-Based Compensation:
     We maintain the following share-based compensation plans: the 2004 Employee Stock Purchase Plan, the 1999 Stock Option Plan (the “1999 Plan”) and the 2004 Equity Incentive Plan (the “2004 Equity Plan”). Also, during 2006, we granted certain options outside of either of the 1999 Plan or the 2004 Equity Plan and without shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv), (the “Inducement Options”). The total pre-tax compensation cost that has been charged against income for these plans and the Inducement Options was approximately $837,000 and $1.8 million, respectively for the three and six months ended June 30, 2008 and $742,000 and $1.6 million, respectively for the three and six months ended June 30, 2007. The related income tax benefit recognized in the income statement for share-based compensation expense was approximately $273,000 and $588,000, respectively for the three and six months ended June 30, 2008 and $288,000 and $639,000, respectively for the three and six months ended June 30, 2007.

     As of June 30, 2008, the number of shares that may be issued pursuant to awards granted under the 2004 Equity Plan is 4,385,714 plus the number of shares that are subject to awards under the 1999 Plan that are canceled, expire or otherwise become available for re-grant in accordance with the provisions of the 1999 Plan prior to the expiration of the 1999 Plan, but in no event will the aggregate number of such shares exceed 5,372,758. As of June 30, 2008, options to purchase 193,094 shares, 2,869,728 shares, and 611,800 shares of common stock were outstanding under the 1999 Plan, the 2004 Equity Plan and the Inducement Options, respectively and options to purchase 23,054 shares and 1,180,995 shares of common stock were available for future grants under the 1999 Plan and the 2004 Equity Plan, respectively.
     We did not capitalize stock-based compensation expense as part of the cost of an asset for any of the periods presented. Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized over the requisite service period. The following table illustrates the stock-based compensation expense included in our consolidated statements of income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$53	$45	$88	$159
Research and development expense	78	36	166	62
Selling, general and administrative expense	706	661	1,534	1,422

Pre-tax stock-based compensation expense	$837	$742	$1,788	$1,643

     As of June 30, 2008, there was approximately $4.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 1.1 years.
Note 10 — Segment Reporting:
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
     An operating segment’s performance is primarily evaluated based on segment operating income, which excludes depreciation and amortization expense, stock-based compensation expense and certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are primarily related to public company expenses. These include certain costs such as personnel costs, filing fees, legal fees, accounting fees, fees associated with Sarbanes-Oxley compliance, directors and officers insurance, board of director fees, investor relations costs, fees and costs related to the class action securities litigation, including the Audit Committee’s investigation and subsequent remediation and costs related to the proposed merger.

     The tables below present information about reported segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross segment revenues:
North American Internet survey solutions
Third-party segment net revenues	$18,408	$17,108	$33,229	$32,562
Inter-segment revenues	318	220	507	353

Gross segment revenues	$18,726	$17,328	$33,736	$32,915

Ciao Internet survey solutions
Third-party segment net revenues	$6,175	$6,223	$11,450	$11,478
Inter-segment revenues	2,512	1,999	4,072	3,485

Gross segment revenues	$8,687	$8,222	$15,522	$14,963

Ciao comparison shopping *
Third-party segment net revenues	$11,424	$7,495	$22,262	$14,255
Inter-segment revenues	116	143	300	143

Gross segment revenues	$11,540	$7,638	$22,562	$14,398

Net revenues:
North American Internet survey solutions	$18,726	$17,328	$33,736	$32,915
Ciao Internet survey solutions	8,687	8,222	15,522	14,963
Ciao comparison shopping	11,540	7,638	22,562	14,398
Elimination of inter-segment revenues	(2,946)	(2,362)	(4,879)	(3,981)

Total net revenues	$36,007	$30,826	$66,941	$58,295

Segment operating income (as defined above):
North American Internet survey solutions	$3,049	$3,448	$5,699	$6,287
Ciao Internet survey solutions	3,040	2,066	4,468	3,929

Combined Internet survey solutions	6,089	5,514	10,167	10,216
Ciao comparison shopping	5,604	4,205	11,515	8,188

Segment operating income	11,693	9,719	21,682	18,404
Depreciation and amortization	(3,564)	(2,990)	(6,874)	(5,931)
Stock-based compensation	(837)	(742)	(1,788)	(1,643)
Corporate costs	(4,318)	(1,577)	(11,103)	(3,403)

Total operating income	2,974	4,410	1,917	7,427
Other income, net	412	402	540	522

Income before income taxes	$3,386	$4,812	$2,457	$7,949

*	Prior to the separation of the Ciao Internet survey solutions and the Ciao comparison shopping businesses, the Ciao comparison shopping segment did not have any inter-segment revenues. The legal separation was completed, and effective May 1, 2007, the Ciao comparison shopping segment began recording inter-segment revenues from the sale of panelists to the Ciao Internet survey solutions segment, which panelists are sourced from the Ciao comparison shopping portals.

Note 11 — Income Taxes:
     Income before income taxes and the provision for income taxes are comprised of (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income (loss) before income taxes:
Domestic	$(3,467)	$712	$(10,227)	$311
Foreign	6,853	4,100	12,684	7,638

	$3,386	$4,812	$2,457	$7,949

Provision (benefit) for income taxes:
Currently payable:
Federal	$229	$15	$625	$44
State	58	27	114	79
Foreign	2,284	2,719	4,414	3,948

Total current income tax provision	2,571	2,761	5,153	4,071

Deferred income tax (benefit):
Federal	(1,055)	(252)	(3,840)	(806)
State	(164)	(19)	(610)	(5)
Foreign	(51)	(778)	(218)	(370)

Total deferred income tax (benefit)	(1,270)	(1,049)	(4,668)	(1,181)

Total provision for income taxes	$1,301	$1,712	$485	$2,890

     Deferred income taxes are provided on temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The principal temporary differences, which give rise to deferred tax assets and liabilities at June 30, 2008 and December 31, 2007, are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$19,110	$15,926
Stock-based compensation	4,859	4,279
Capitalized panel costs	798	681
Fixed assets	1,152	1,333
Federal and state tax credits	2,291	2,309
Other deferred tax assets	2,177	2,695

	30,387	27,223

Valuation allowance	(195)	(142)

Total deferred tax assets	$30,192	$27,081

Deferred tax liabilities:
Intangible assets acquired	$(2,643)	$(3,351)
Foreign exchange	(6,725)	(4,356)
Other deferred tax liabilities	(31)	(23)

Total deferred tax liabilities	$(9,399)	$(7,730)

Total deferred tax assets, net	$20,793	$19,351

     Total net deferred tax assets are included in the balance sheet in the following assets and liabilities at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Total deferred tax assets, net:
Current assets	$2,159	$3,985
Long-term assets	26,694	21,110
Current liabilities	(1,180)	(972)
Long-term liabilities	(6,880)	(4,772)

Total deferred tax assets, net	$20,793	$19,351

     At June 30, 2008 and December 31, 2007, net operating loss carryforwards (“NOLs”) of $52.8 million and $46.6 million, respectively, are available to reduce future income taxes. Of these amounts, $47.1 million ($39.0 million at December 31, 2007) relates to domestic NOLs and $5.7 million ($7.6 million at December 31, 2007) relates to foreign NOLs. The majority of the domestic NOLs begin to expire in 2020. The majority of the foreign NOLs are subject to an indefinite carryforward period. Of our total domestic NOLs as of June 30, 2008, $4.7 million relates to exercises of stock options that resulted in a tax deduction prior to the realization of that tax deduction in the Consolidated Financial Statements due to our domestic NOL carryforward position. If this tax benefit is realized in the future, $1.9 million will be credited against Additional paid-in capital (“APIC”). At June 30, 2008 and December 31, 2007, foreign tax credits of approximately $1.7 million are available to reduce future U.S. income taxes, and the majority of them will expire in 2015. The majority of the remaining Federal income tax credits at June 30, 2008 and December 31, 2007 will expire in 2020. Our operations in India have been granted a “tax holiday” from the Indian tax authority. This tax holiday was due to expire in March 2009, but has recently been extended through March 2010.
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
     The majority of our operations reside in the United States and Germany. As of June 30, 2008, the U.S. Federal and state statutes of limitations remain open for the years ended December 31, 1999 and forward due to our net operating loss carryforward position. However, the Internal Revenue Service completed its examination of our 2004 Federal income tax return in June 2006 and did not report any changes to the tax return as originally filed by us. In Germany, tax years subsequent to December 31, 2003 are still subject to examination.
     During the three and six months ended June 30, 2008, we recorded approximately $0.8 million and $5.9 million, respectively in costs for legal, accounting and other fees related to the Audit Committee investigation of the pending class action securities litigation described in our Annual Report on Form 10-K, the defense of this litigation and the litigation settlement charge. In addition, we recorded approximately $1.5 million in costs during the three and six months ended June 30, 2008 related to our Agreement and Plan of Merger with QGF Acquisition Company, Inc. and QGF Merger Sub Inc., signed on June 15, 2008. As a result, and due to the unusual nature of these costs, we recorded an income tax benefit of approximately $0.3 million and $2.4 million, respectively during the three and six months ended June 30, 2008 relating to these costs. Refer to Note 12 for additional information relating to the class action lawsuit.

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
     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affect the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ended December 31, 2005, 2006 and 2007. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we have begun to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.
     Pursuant to an agreement in principle entered into during the second quarter of 2008, on July 29, 2008, the Company and the individual defendants entered into a Stipulation of Settlement to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the settlement in order to avoid costly and time consuming litigation. The settlement, which contains no admission of any liability or wrongdoing on the part of any defendant, is subject to approval by the court, and includes a cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. Based on an agreement with our insurance carrier, the Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of the agreement in principle entered into during the second quarter, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     We have incurred and will continue to incur costs to defend the Company and the other defendants in the litigation described above as well as costs associated with the settlement thereof. During the three and six months ended June 30, 2008, we incurred approximately $448,000 and $657,000, respectively, of fees and costs in connection with the litigation defense settlement.
     The settlement described above is subject to court approval and other contingencies. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all. In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.
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
     The following table represents our affected assets measured at fair value on a recurring basis as of June 30, 2008 and the corresponding level for that measurement (in thousands):

		Quoted Prices	Significant
	Total	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Measurement	Identical Asset	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value:
Cash equivalents	$10,898	$10,898	$—	$—
Investments in marketable securities	33,397	33,397	—	—

Total assets measured at fair value	$44,295	$44,295	$—	$—

     Valuation Techniques. Our current cash equivalents and current available for sale securities are measured at fair value using quoted market prices and are classified within level 1 of the valuation hierarchy.

Note 14 — Proposed Merger:
          On June 15, 2008, the Company entered into a merger agreement (the “Merger Agreement”) to be acquired by entities affiliated with Quadrangle Group LLC (together with its affiliates “Quadrangle”), a private equity investment firm focused on the media and communications industries. Subject to the terms and conditions set fort in the Merger Agreement, Quadrangle has agreed to acquire all of the outstanding common stock of the Company for $15.50 per share in cash. The Board of Directors of Greenfield Online has unanimously approved the merger and recommends to stockholders that they vote in favor of the merger. The Merger Agreement is subject to the approval of the Company’s stockholders as well as other closing conditions. A copy of the Merger Agreement was attached as Exhibit 2.1 to a Current Report on Form 8K filed by the Company on June 16, 2008.
Note 15 — Subsequent Events:
     On August 5, 2008, pursuant to the “go-shop” provisions of the Merger Agreement with Quadrangle, the Company received a proposal from a strategic buyer to acquire all of the outstanding shares of the Company’s common stock for $17.50 per share in cash (the “Subsequent Proposal”). The Subsequent Proposal is subject to, among other things, the parties agreeing on a mutually acceptable definitive agreement. There is no assurance that the Subsequent Proposal will result in a definitive agreement or a consummated transaction. Greenfield Online’s Board of Directors has determined in accordance with the Merger Agreement that the party that submitted the Subsequent Proposal is an excluded party (as that term is defined in the Merger Agreement).
     As of August 11, 2008, the Merger Agreement with Quadrangle remains in effect and Quadrangle has the right under the Merger Agreement to be advised of the proposed terms of any alternative acquisition proposal and an opportunity to negotiate with the Company improvements to the terms of the Merger Agreement before the Company would be permitted to terminate the Merger Agreement to enter into an agreement relating to a superior proposal. The Company’s Board of Directors has not changed its recommendation regarding the proposed merger with affiliates of Quadrangle.

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
     For further information regarding our critical accounting policies, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to our critical accounting policies during the six months ended June 30, 2008.
     Recently Issued Accounting Pronouncements. See Note 2 to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, including the respective dates of adoption and effects on our Consolidated Financial Statements.

Results of Operations
     Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Three Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Net revenues	$36,007	100.0%	$30,826	100.0%
Cost of revenues	8,766	24.3	8,258	26.8

Gross profit	27,241	75.7	22,568	73.2

Operating expenses:
Selling, general and administrative	19,609	54.4	14,208	46.1
Panel acquisition	827	2.3	778	2.5
Depreciation and amortization	2,401	6.7	2,168	7.0
Research and development	1,430	4.0	1,004	3.3

Total operating expenses	24,267	67.4	18,158	58.9

Operating income	2,974	8.3	4,410	14.3

Other income, net	412	1.1	402	1.3

Income before income taxes	3,386	9.4	4,812	15.6

Provision for income taxes	1,301	3.6	1,712	5.6

Net income	$2,085	5.8%	$3,100	10.0%

     Net Revenues.  Net revenues for the three months ended June 30, 2008 were $36.0 million, compared to $30.8 million for the three months ended June 30, 2007, an increase of $5.2 million, or 16.8%. Fluctuations in currency rates increased net revenues by approximately $1.8 million or 5.9%. Net revenues increased primarily as a result of our comparison shopping segment revenues, which increased approximately $2.6 million, and our North American Internet survey solutions segment revenues, which increased approximately $1.3 million, while our Ciao Internet survey solutions segment revenues declined by approximately $0.5 million.
     Net revenues at our comparison shopping business increased 52.4% as a result of increased conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships (increasing approximately 83% between June 30, 2007 and June 30, 2008),improved product search capabilities, improved site content as well as growth in the core e-Commerce markets in Europe. Net revenues at our combined Internet survey solutions segments increased 5.4% due primarily to higher revenues in our North American segment, offset by continued pricing pressure.
     Gross Profit.  Gross profit for the three months ended June 30, 2008 was $27.2 million, compared to $22.6 million for the three months ended June 30, 2007, an increase of $4.7 million, or 20.7%. Gross profit for the three months ended June 30, 2008 was 75.7% of net revenues, compared to 73.2% for the three months ended June 30, 2007. Fluctuations in currency rates increased gross profit by approximately $1.5 million. Gross profit increased primarily due to (i) increased high-margin comparison shopping revenues, (ii) lower incentive costs of 3.7% and (iii) lower personnel costs of 2.0%, partially offset by (i) higher outside sample costs of 5.3% and (ii) higher amortization expense of 1.0% in our Internet survey solutions business.
     Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended June 30, 2008 were $19.6 million, compared to $14.2 million for the same period in the prior year, an increase of $5.4 million, or 38.0%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $1.0 million. Selling, general and administrative expenses increased primarily as a result of $1.5 million in costs incurred in connection with the proposed merger, increased compensation costs of approximately $0.9 million, costs associated with investigating and defending against the class action lawsuit and remediation of $0.8 million, increased advertising and promotion costs of approximately $0.5 million, higher facility and lease costs of approximately $0.4 million and higher public company costs of approximately $0.4 million.

     Selling expenses increased approximately $0.2 million for the three months ended June 30, 2008, primarily related to personnel costs including travel, recruiting and stock-based compensation.
     Advertising and promotion costs increased approximately $0.5 million for the three months ended June 30, 2008, primarily related to advertising and marketing programs associated with our comparison shopping business.
     General and administrative expenses increased approximately $3.6 million for the three months ended June 30, 2008, primarily as a result of the investigation and remediation costs of $2.3 million, higher personnel costs of approximately $0.6 million, higher facilities costs of approximately $0.4 million and higher public company costs of approximately $0.4 million.
     Personnel costs associated with general and administrative expenses increased approximately $0.6 million for the three months ended June 30, 2008, primarily as a result of increased personnel compensation costs, increased stock-based compensation, increased training and recruitment costs and increased benefit costs, offset slightly by reduced travel and entertainment costs.
     Selling, general and administrative expenses as a percentage of net revenues increased to 54.4% for the three months ended June 30, 2008 from 46.1% of net revenues for the three months ended June 30, 2007. Of this increase, the costs associated with the proposed merger accounted for approximately four percentage points, the additional litigation and investigation costs accounted for approximately two percentage points and currency rate fluctuations accounted for approximately three percentage points.
     Panel Expense.  Panel expense remained flat at approximately $0.8 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period.
     Panel expense was 2.3% of net revenues for the three months ended June 30, 2008 and 2.5% for the three months ended June 30, 2007.
     Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel expense) for the three months ended June 30, 2008 were $2.4 million, compared to $2.2 million for the three months ended June 30, 2007, an increase of $0.2 million, or 10.7%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.2 million. Depreciation and amortization remained relatively flat as a result of certain software applications and certain of the amortizable intangible assets acquired as a result of our prior acquisitions in late 2004 and early 2005, had become fully amortized. This reduction was offset by increased amortization related to our higher capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
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
     Research and Development.  Research and development expenses for the three months ended June 30, 2008 were $1.4 million, compared to $1.0 million for the three months ended June 30, 2007, an increase of $0.4 million. Fluctuations in currency rates increased research and development expenses by $0.2 million in the current period. Research and development expenses increased slightly as a result of higher compensation costs primarily in our Ciao comparison shopping operating segment, partially offset by lower compensation costs in our North American operating segment. This increase was the result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment and additional personnel required to operate the separate businesses post bifurcation and as we continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms.
     Other Income, Net.  Other income, net remained relatively flat for the three months ended June 30, 2008 when compared to the same period in the prior year, although the current year included higher interest income wjile the prior year included a gain on sales of marketable securities. Fluctuations in currency rates were immaterial in the current period.
     Provision for Income Taxes.  We recorded an income tax provision of approximately $1.3 million for the three months ended June 30, 2008, compared to $1.7 million for the three months ended June 30, 2007. The decrease in the tax provision primarily resulted from the decrease in the German corporate income and trade tax rates, which became effective January 1, 2008.
     Net Income.  Our net income for the three months ended June 30, 2008 was $2.1 million, compared to $3.1 million for the three months ended June 30, 2007. The decrease in net income was primarily the result of the litigation, investigation and remediation costs and the costs associated with the proposed merger, partially offset by our increased revenues and resulting operating profit, primarily in our comparison shopping segment. Net income available to common stockholders for the three months ended June 30, 2008 was $0.08 per share for basic and diluted, as compared to $0.12 per share for basic and $0.11 per share for diluted for the three months ended June 30, 2007.
     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Three Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$18,726	100.0%	$17,328	100.0%
Segment operating income	3,049	16.3	3,448	19.9
     Gross Segment Revenues.  Gross segment revenues for the three months ended June 30, 2008 were $18.7 million, compared to $17.3 million for the three months ended June 30, 2007, an increase of $1.4 million, or 8.1%. Gross segment revenues increased primarily as a result of higher client spending in the United States, offset by continued pricing pressure.
     Segment Operating Income.  Segment operating income for the three months ended June 30, 2008 was $3.0 million, compared to $3.4 million for the three months ended June 30, 2007, a decrease of $0.4 million or 11.6%. Segment operating income decreased primarily as a result of lower margins, primarily resulting from higher use of outsourced sample and data supplied by our Ciao Internet survey solutions segment, and higher amortization expense. This was partially offset by lower costs, primarily in the areas of panel expense, research and development expenses, marketing and business development expenses, offset by higher sales personnel expenses.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$8,687	100.0%	$8,222	100.0%
Segment operating income	3,040	35.0	2,066	25.1

     Gross Segment Revenues.  Gross segment revenues for the three months ended June 30, 2008 were $8.7 million, compared to $8.2 million for the three months ended June 30, 2007, an increase of $0.5 million or 5.7%. Fluctuations in currency rates increased gross segment revenues by approximately $0.8 million. The decrease in gross segment revenues was due primarily to lower client spending across Europe, and to a lesser extent to continued pricing pressure and increased competition.
     Segment Operating Income.  Segment operating income for the three months ended June 30, 2008 was $3.0 million, compared to $2.1 million for the three months ended June 30, 2007, an increase of $1.0 million or 47.1%. Fluctuations in currency rates increased segment operating income by approximately $0.1 million. Segment operating income increased due primarily to higher gross margins, primarily related to lower direct project personnel costs and lower incentive costs, and reduced panel and marketing costs, which was partially offset by lower revenues after providing for the effects of currency rate fluctuations, and the increased use of outside sample.
     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Three Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$11,540	100.0%	$7,638	100.0%
Segment operating income	5,604	48.6	4,205	55.1
     Gross Segment Revenues.  Gross segment revenues for the three months ended June 30, 2008 were $11.5 million, compared to $7.6 million for the three months ended June 30, 2007, an increase of $3.9 million or 51.1%. Fluctuations in currency rates increased gross segment revenues by approximately $1.3 million. Gross segment revenues increased primarily as a result of increased conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships (increasing approximately 83% between June 30, 2007 and June 30, 2008), improved site content and improved product search capabilities as well as growth in the core e-Commerce markets in Europe.
     Segment Operating Income.  Segment operating income for the three months ended June 30, 2008 was $5.6 million, compared to $4.2 million for the three months ended June 30, 2007, an increase of $1.4 million or 33.3%. Fluctuations in currency rates increased segment operating income by approximately $0.4 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by the additional costs associated with the launch of our Ciao comparison shopping engine in the United States and higher advertising and marketing costs.

Results of Operations
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
     Consolidated Results
     The following table sets forth our consolidated results of operations based on the amounts and percentage relationship of the items listed to net revenues for the periods presented:

	Six Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Net revenues	$66,941	100.0%	$58,295	100.0%
Cost of revenues	15,571	23.3	15,397	26.4

Gross profit	51,370	76.7	42,898	73.6

Operating expenses:
Selling, general and administrative	40,549	60.6	27,188	46.6
Panel acquisition	1,639	2.4	1,826	3.1
Depreciation and amortization	4,703	7.0	4,321	7.4
Research and development	2,562	3.8	2,136	3.7

Total operating expenses	49,453	73.8	35,471	60.8

Operating income	1,917	2.9	7,427	12.8

Other income, net	540	0.8	522	0.9

Income before income taxes	2,457	3.7	7,949	13.7

Provision for income taxes	485	0.7	2,890	5.0

Net income	$1,972	3.0%	$5,059	8.7%

     Net Revenues.  Net revenues for the six months ended June 30, 2008 were $66.9 million, compared to $58.3 million for the six months ended June 30, 2007, an increase of $8.6 million, or 14.8%. Fluctuations in currency rates increased net revenues by approximately $3.4 million or 5.8%. Net revenues increased primarily as a result of our comparison shopping segment, which accounted for approximately $5.5 million. Our North American Internet survey solutions segment revenues increased $0.6 million over the prior year period and our Ciao Internet survey solutions segment revenues declined by $0.9 million.
     Net revenues at our comparison shopping business increased 56.2% as a result of increased conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships (increasing approximately 83% between June 30, 2007 and June 30, 2008), increased traffic visitation by unique visitors (average monthly unique visitors increased approximately 6% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007), improved site content, improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Net revenues at our combined Internet survey solutions segments declined 1.5% due primarily to lower client spending and to a lesser extent to continued pricing pressure.
     Gross Profit.  Gross profit for the six months ended June 30, 2008 was $51.4 million, compared to $42.9 million for the six months ended June 30, 2007, an increase of $8.5 million, or 19.7%. Gross profit for the six months ended June 30, 2008 was 76.7% of net revenues, compared to 73.6% for the six months ended June 30, 2007. Fluctuations in currency rates increased gross profit by approximately $2.7 million. Gross profit increased primarily due to (i) increased high-margin comparison shopping revenues, (ii) lower incentive costs of 3.9% and (iii) lower personnel costs of 1.0%, partially offset by (i) higher outside sample costs of 4.0% and (ii) higher amortization expense of .9% in our Internet survey solutions business.
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

     Selling, General and Administrative.  Selling, general and administrative expenses for the six months ended June 30, 2008 were $40.5 million, compared to $27.2 million for the same period in the prior year, an increase of $13.4 million, or 49.1%. Fluctuations in currency rates increased selling, general and administrative expenses by approximately $1.9 million. Selling, general and administrative expenses increased primarily as a result of costs incurred in connection with investigating and defending against the class action lawsuit and remediating thereon of $3.9 million, the litigation settlement charge of $2.0 million, costs incurred in connection with the proposed merger of $1.5 million, increased compensation costs of approximately $1.6 million, increased advertising and promotion costs of approximately $1.1 million, higher facility and lease costs of approximately $1.0 million and higher public company costs of approximately $0.4 million.
     Selling expenses increased approximately $0.6 million for the six months ended June 30, 2008, primarily related to personnel costs including commissions, benefits and other personnel related costs and stock-based compensation.
     Advertising and promotion costs increased approximately $1.0 million for the six months ended June 30, 2008, primarily related to advertising and marketing programs associated with our comparison shopping business, and to a lesser extent higher marketing costs in our Internet survey solutions businesses.
     General and administrative expenses increased approximately $9.9 million for the six months ended June 30, 2008, primarily as a result of the investigation, litigation and remediation costs of $3.9 million, the litigation settlement charge of $2.0 million, costs incurred in connection with the proposed merger of $1.5 million, higher personnel costs of approximately $1.1 million, higher facilities costs of approximately $1.0 million and higher public company costs of approximately $0.4 million.
     Personnel costs associated with general and administrative expenses increased approximately $1.1 million for the six months ended June 30, 2008, primarily as a result of increased personnel compensation costs, increased stock-based compensation and increased benefit costs, offset slightly by reduced travel and entertainment costs.
     Selling, general and administrative expenses as a percentage of net revenues increased to 60.6% for the six months ended June 30, 2008 from 46.6% of net revenues for the six months ended June 30, 2007. Of this increase, the additional litigation and investigation costs accounted for approximately six percentage points, the litigation settlement charge accounted for approximately three percentage points, currency rate fluctuations accounted for approximately three percentage points and the costs associated with the proposed merger accounted for approximately two percentage points. In the near term, except for the impact of further litigation costs, we expect selling, general and administrative expenses as a percentage of net revenues to decline as revenues increase during the remainder of the year.
     Panel Expense.  Panel expense was $1.6 million for the six months ended June 30, 2008, compared to $1.8 million for the six months ended June 30, 2007, a decrease of $0.2 million, or 10.2%. Fluctuations in currency rates were immaterial in panel acquisition expenses in the current period. Panel expense decreased primarily as a result of our increased use of our Real-Time Sampling capability to obtain respondent data, resulting in lower production demand placed upon our panels. As noted in our discussion regarding gross profit, we experienced an increase in our Real-Time Sampling expense as a result of this production shift.
     Panel expense was 2.4% of net revenues for the six months ended June 30, 2008 and 3.1% for the six months ended June 30, 2007. Except for the effects of amortization costs of acquired panel members, we expect our panel acquisition costs to remain variable from period to period as a percentage of revenues as we continue to utilize our Real-Time Sampling capabilities to supplement our panel production, and we strategically expand the breadth and depth of our Internet panels in Europe, Latin America, Asia, Eastern Europe and North America and as we develop these panels for use with our Unified Panel System.
     Depreciation and Amortization.  Depreciation and amortization expenses (excluding amortization included in Cost of revenues and Panel expense) for the six months ended June 30, 2008 were $4.7 million, compared to $4.3 million for the six months ended June 30, 2007, an increase of $0.4 million, or 8.8%. Fluctuations in currency rates increased depreciation and amortization expenses by approximately $0.4 million. Depreciation and amortization remained relatively flat as a result of certain software applications and certain of the amortizable intangible assets acquired as a result of our prior acquisitions in late 2004 and early 2005, had become fully amortized. This reduction was offset by increased amortization related to our higher capital expenditures, including higher capital expenditures related to internal use software, which has a shorter estimated useful life than other capital expenditures. The internal use software expenditures relate primarily to:
iv)	the continuing development of our Unified Panel System, our Survey Management System, and other Internet survey solutions operating systems in North America;

v)	the expansion of our North American Internet survey solutions operating systems to a worldwide enterprise system; and,

vi)	ongoing enhancements and software re-engineering in our comparison shopping segment’s operating systems.
     In the near-term, we expect acquisition-related amortization to continue to decline, but to be offset by increased depreciation and amortization related to the internal use software development and expanding infrastructure needed to support growth in our comparison shopping and Internet survey solutions segments.
     Research and Development.  Research and development expenses for the six months ended June 30, 2008 were $2.6 million, compared to $2.1 million for the six months ended June 30, 2007. Fluctuations in currency rates increased research and development expenses by $0.3 million in the current period. Research and development expenses increased slightly as a result of higher compensation costs primarily in our Ciao comparison shopping operating segment, partially offset by lower compensation costs in our North American operating segment. This increase was the result of increased research and development staff in our European businesses due primarily to the increased growth in our comparison shopping segment and additional personnel required to operate the separate businesses post bifurcation and as we continue to integrate and develop new software applications to automate manual processes in our Internet survey solutions operating environment in both our North American and Ciao Internet survey solutions business platforms. Further, we expect to increase spending on research and development in our comparison shopping segment in order to improve scalability of our infrastructure and enhance the content and user experience on our comparison shopping websites. We expect research and development expenses to increase in the future as we continue on the path of automating, evolving and improving our internal technologies.
     Other Income, Net.  Other income, net remained relatively flat for the six months ended June 30, 2008 when compared to the same period in the prior year. Other income, net increased by $0.5 million due to higher interest income, and decreased by $0.3 million as the prior year period included a gain on sales of marketable securities and $0.3 million due primarily to the effects of currency rate changes on transactions denominated in currencies other than the recording currency of the environment where our subsidiaries operate.
     Provision for Income Taxes.  We recorded an income tax provision of approximately $0.5 million for the six months ended June 30, 2008, compared to $2.9 million for the six months ended June 30, 2007. The decrease in the tax provision resulted from the favorable tax effect of the litigation and investigation costs and the litigation settlement charge incurred during the six months ended June 30, 2008, as well as the reduction in the German corporate income and trade tax rates, which became effective January 1, 2008.
     Net Income.  Our net income for the six months ended June 30, 2008 was $2.0 million, compared to $5.1 million for the six months ended June 30, 2007. The decrease in net income was primarily the result of the litigation and investigation costs, the litigation settlement charge and the costs associated with the proposed merger, partially offset by our increased revenues and resulting operating profit, primarily in our comparison shopping segment. Net income available to common stockholders for the six months ended June 30, 2008 was $0.07 per share for basic and diluted, as compared to net income of $0.20 per share for basic and $0.19 per share for diluted for the six months ended June 30, 2007.

     North American Segment Results
     The following table sets forth the results of our North American Internet survey solutions segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the periods presented.

	Six Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$33,736	100.0%	$32,915	100.0%
Segment operating income	5,699	16.9	6,287	19.1
     Gross Segment Revenues.  Gross segment revenues for the six months ended June 30, 2008 were $33.7 million, compared to $32.9 million for the six months ended June 30, 2007, an increase of $0.8 million, or 2.5%. Gross segment revenues increased primarily as a result of slightly higher client spending in the United States, although there continues to be pricing pressure.
     Segment Operating Income.  Segment operating income for the six months ended June 30, 2008 was $5.7 million, compared to $6.3 million for the six months ended June 30, 2007, a decrease of $0.6 million or 9.4%. Segment operating income decreased primarily as a result of lower gross margin, primarily due to a higher mix of projects that require data supplied by our Ciao Internet survey solutions segment or outsourced sample, and higher selling costs associated with the increased revenues. This decrease was partially offset by decreased costs, primarily in the areas of marketing and business development teams, lower panel expense and lower research and development expenses.
     Ciao Internet Survey Solutions Segment Results
     The following table sets forth the results of our Ciao Internet survey solutions operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Six Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$15,522	100.0%	$14,963	100.0%
Segment operating income	4,468	28.8	3,929	26.3
     Gross Segment Revenues.  Gross segment revenues for the six months ended June 30, 2008 were $15.5 million, compared to $15.0 million for the six months ended June 30, 2007, an increase of $0.5 million or 3.7%. Fluctuations in currency rates increased gross segment revenues by approximately $1.5 million. The decrease in gross segment revenues was due primarily to lower than anticipated client spending across Europe, and to a lesser extent to continued pricing pressure and increased competition.
     Segment Operating Income.  Segment operating income for the six months ended June 30, 2008 was $4.5 million, compared to $3.9 million for the six months ended June 30, 2007, an increase of $0.5 million or 13.7%. Fluctuations in currency rates increased segment operating income by approximately $0.1 million. Segment operating income increased due primarily to lower incentives, direct project labor costs and lower consulting costs. This was partially offset by lower revenues after providing for the effects of currency rate fluctuations, and the increased use of outside sample, increased facility and leasing costs.

     Ciao Comparison Shopping Segment Results
     The following table sets forth the results of our Ciao comparison shopping operating segment based on the amounts and percentage relationship of the items listed to gross segment revenues for the period presented.

	Six Months Ended June 30,
	2008	%	2007	%
	($ in thousands)
Gross segment revenues	$22,562	100.0%	$14,398	100.0%
Segment operating income	11,515	51.0	8,188	56.9
     Gross Segment Revenues.  Gross segment revenues for the six months ended June 30, 2008 were $22.6 million, compared to $14.4 million for the six months ended June 30, 2007, an increase of $8.2 million or 56.7%. Fluctuations in currency rates increased gross segment revenues by approximately $2.5 million. Gross segment revenues increased primarily as a result of increased conversion rates of visitors to click-throughs, expanded product catalogs, increased merchant relationships (increasing approximately 83% between June 30, 2007 and June 30, 2008), increased traffic visitation by unique visitors (average monthly unique visitors increased approximately 6% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007), improved site content, and improved product search capabilities as well as growth in the core e-Commerce markets in Europe. Additionally, beginning in May 2007, effective with the completion of the separation of the European businesses, the Ciao comparison shopping segment began selling panelists to the Ciao Internet survey solutions segment.
     Segment Operating Income.  Segment operating income for the six months ended June 30, 2008 was $11.5 million, compared to $8.2 million for the six months ended June 30, 2007, an increase of $3.3 million or 40.6%. Fluctuations in currency rates increased segment operating income by approximately $0.9 million. Segment operating income increased primarily as a result of the additional revenue growth noted above in conjunction with the high operating leverage in this segment, slightly offset by the additional costs associated with the launch of our Ciao comparison shopping engine in the United States and higher advertising and marketing costs.
Liquidity and Capital Resources
     The following table summarizes our cash flows for each of the six months ended June 30, 2008 and 2007 as reported in our consolidated statements of cash flows in the accompanying Consolidated Financial Statements:

	Six Months Ended June 30,
	2008	2007	Change
	($ in thousands)
Net cash provided by operating activities	$8,117	$13,941	$(5,824)
Net cash used in investing activities	(36,343)	(7,015)	(29,328)
Net cash provided by (used in) financing activities	160	2,275	(2,115)
Effect of exchange rate changes on cash and cash equivalents	1,529	911	618

(Decrease) increase in cash and cash equivalents	(26,537)	10,112	(36,649)
Cash and cash equivalents at beginning of period	57,949	20,873	37,076

Cash and cash equivalents at end of period	$31,412	$30,985	$427

     The following table summarizes our cash, cash equivalents and investments in marketable securities as of June 30, 2008 and December 31, 2007, as reported in our consolidated balance sheet in the accompanying Consolidated Financial Statements:

	As of	As of
	June 30,	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$31,412	$57,949
Investments in marketable securities	33,397	—

Total cash, cash equivalents and investments in marketable securities	$64,809	$57,949

     Net cash provided by operating activities for the six months ended June 30, 2008 was $8.1 million, compared to $13.7 million for the six months ended June 30, 2007. The decrease in cash flow from operating activities was primarily attributable to the payments related to the costs associated with our litigation, investigation and remediation of the class action securities litigation and higher tax payments in the current period primarily associated with our German subsidiaries, partially offset by reductions in accounts receivable.
     Net cash used in investing activities was $36.3 million for the six months ended June 30, 2008 compared to $6.7 million for the six months ended June 30, 2007. The increase in cash used by investing activities was primarily due to the increase in the net investments in marketable securities of our excess cash, and to a lesser extent to higher capital expenditures in the current year period.
     Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2008 compared to $2.3 million for the six months ended June 30, 2007. The decrease in net cash provided by financing activities was primarily due to lower proceeds from stock option exercises in the current year period.
     Our working capital at June 30, 2008 was $66.9 million, compared to $64.6 million at December 31, 2007, an increase of $2.3 million, which is primarily the result of higher cash and investments in marketable securities, offset partially by the litigation and investigation costs of $3.9 million and the litigation settlement charge of $2.0 million and the costs associated with the proposed merger of $1.5 million.
     At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     During the six months ended June 30, 2008, we incurred capital expenditures of $4.4 million, of which $2.7 million and $1.7 million is related to Internet survey solutions and comparison shopping, respectively. These capital expenditures are primarily for developing internal use software for our Internet survey solutions and comparison shopping businesses as well as for adding computer and networking capacity in North America and Europe. These capital expenditures were funded and we expect will continue to be funded by our cash flow from operations. Due to the bifurcation of the European business into separate businesses, we anticipate that we will increase our capital expenditures over the near-term as certain redundant systems and platforms may need to be created in order to operate as separate businesses. For fiscal 2008, we expect capital expenditures to total approximately $9 to $11 million.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
     Except for the litigation settlement charge, there were no material changes outside the ordinary course of business in our contractual obligations during the six months ended June 30, 2008. The following table summarizes our contractual obligations at June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total at	Years Ended December 31,
	June 30,						2013 and
	2008	2008 (1)	2009	2010	2011	2012	Thereafter
Contractual obligations:
Capital lease obligations	$15	$7	$8	$—	$—	$—	$—
Non-cancelable operating lease obligations *	12,571	3,215	4,585	2,304	1,337	811	319
Severance commitments **	222	144	78	—	—	—	—
Litigation settlement charge, net ***	2,000	2,000	—	—	—	—	—
Other long-term liabilities	861	252	366	107	136	—	—

Total contractual cash obligations	$15,669	$5,618	$5,037	$2,411	$1,473	$811	$319

(1)	Includes only the remaining six months of the year ending December 31, 2008.

*	Amounts for the remaining six months ending December 31, 2008 and the year ending December 31, 2009 have been reduced by approximately $174,000 and $246,000, respectively for rental payments that we expect to receive under sub-lease agreements.

**	These severance commitments are associated with the departure of a management member in the fourth quarter of 2007 and one in the second quarter of 2008.

***	The litigation settlement charge, net reflects a $4.0 million commitment by the Company, offset by a $2.0 million receivable from our insurance carriers. We expect to pay the $4.0 million to the plaintiffs during the latter half of 2008, and expect to receive the reimbursement from our insurance carriers by the end of 2008. See “Costs Associated with Pending Class Action Lawsuit” below.
     We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. The amount of unrecognized tax benefits at June 30, 2008 is approximately $1.7 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably predict the timing of future tax settlements.
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

     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. During the three and six months ended June 30, 2008, we incurred approximately $0.6 million and $3.7 million, respectively, in fees and costs associated our defense against the Amended Complaint, the Audit Committee’s investigation and subsequent remediation thereon.
     Pursuant to an agreement in principle entered into during the second quarter of 2008, on July 29, 2008, the Company and the individual defendants entered into a Stipulation of Settlement to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the settlement in order to avoid costly and time consuming litigation. The settlement, which contains no admission of any liability or wrongdoing on the part of any defendant, is subject to the approval by the court, and includes a cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. Based on an agreement with our insurance carrier, the Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of the agreement in principle entered into during the second quarter, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     The settlement described above is subject to court approval and other contingencies. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all. In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.

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
     In February 2008, in response to the allegations in the Amended Complaint, the Audit Committee of the Company’s Board of Directors initiated an investigation and engaged independent outside legal counsel to assist therewith. The Audit Committee’s investigation has been completed and did not reveal any evidence that the Company had misrepresented the size of our online panel. However, the investigation did reveal evidence that certain Company employees engaged in inappropriate activity that was inconsistent with the Company’s revenue recognition policies for certain transactions. This activity resulted in accounting errors that affected the Company’s previously reported financial statements. We have quantified the impact of these errors on our previously reported financial statements and concluded that such errors misstated net income by less than 1% for each of the three years ended December 31, 2005, 2006 and 2007. The Company has concluded such errors are inconsequential to such annual financial statements. Nevertheless, we have begun to implement a remediation plan that will include additional training and other appropriate remedial actions in response to the findings.
     We have incurred and will continue to incur costs to defend the Company and the other defendants in the litigation described above as well as costs associated with the investigations we made into the conduct alleged in the Amended Complaint. During the three and six months ended June 30, 2008, we incurred $0.6 million and $3.1 million, respectively, in fees and costs in connection with the Audit Committee’s investigation and our defense against the Amended Complaint.
     Pursuant to an agreement in principle entered into during the second quarter of 2008, on July 29, 2008, the Company and the individual defendants entered into a Stipulation of Settlement to settle the class action lawsuit in the matter entitled Plumbers & Pipefitters Local Union No. 630 Pension Annuity Trust v. Greenfield Online, Inc., et al. Docket No. 07-cv-1118 (VLB). The Company has determined that it is beneficial to enter into the settlement in order to avoid costly and time consuming litigation. The settlement, which contains no admission of any liability or wrongdoing on the part of any defendant, is subject to approval by the court, and includes a cash payment by the Company of $4.0 million that is expected to be made to the plaintiffs during 2008. Based on an agreement with our insurance carrier, the Company anticipates that one-half of the settlement payment will be funded by insurance proceeds. The balance of the costs of settlement will be borne by the Company. Once approved, the Company believes the settlement will resolve all class action litigation pending against the Company, as well as its former and current officers. As a result of the agreement in principle entered into during the second quarter, the Company recorded a one-time pre-tax net charge of $2.0 million for the quarter ended March 31, 2008.
     The settlement described above is subject to court approval and other contingencies. Accordingly, there can be no assurance that a final settlement will ultimately be achieved on the terms described above, if at all. In the event that a settlement is not finalized, the Company intends to defend against the allegations contained in the class action lawsuit.
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
Failure to complete a merger or other sale transaction would likely have an adverse effect on us.
Subject to the terms and conditions of the Merger Agreement we entered into with Quadrangle, Quadrangle has agreed to acquire all of our outstanding shares of common stock for $15.50 per share in cash. There can be no assurance that the conditions to closing specified in the Merger Agreement will be satisfied, including, but not limited to our achievement of specified minimum EBITDA amounts during the period prior to closing of the merger. Please refer to the information set forth in the Proxy Statement we filed with the Securities and Exchange Commission on Scheduled 14A for a more complete description of the conditions to closing and other information relating to the Merger Agreement and the transactions contemplated thereby.
Pursuant to the “go-shop” provisions of the Merger Agreement, we received a proposal from a strategic buyer to acquire all of our outstanding shares of common stock for $17.50 per share in cash (the “Subsequent Proposal”). The Subsequent Proposal is subject to, among other things, the parties agreeing on a mutually acceptable definitive agreement. There is no assurance that the Subsequent Proposal will result in a definitive agreement or a consummated transaction.
In connection with a merger or sale transaction, we are subject to several risks, including the following:
•	On June 13, 2008, the last trading day prior to the announcement of the Merger Agreement with Quadrangle, our common stock closed at $13.28 per share. After that announcement, the stock price rose to trade close to the $15.50 per share price set forth in the Merger Agreement. On August 6, 2008, the date the Subsequent Proposal was announced, our common stock closed at $16.38 per share. The price of our common stock reflects a market assumption that a merger or other sale transaction will close. If a merger or other sale is not consummated, our stock price would likely retreat from its current trading range.

•	Certain costs relating to a merger or other sale transaction, including legal, accounting and financial advisory fees, are payable by us whether or not a transaction is completed. These costs will be substantial and may materially reduce our earnings per share.

•	Under circumstances set out in the Merger Agreement, if we terminate the Merger Agreement, we may be required to pay Quadrangle a termination fee of up to $10.0 million and reimburse up to $3.5 million of Quadrangle’s expenses, which will be credited against the termination fee if it becomes payable.

•	Our management’s and our employees’ attention will be diverted from our day-to-day operations; we may experience employee attrition; and our business, including our vendor and customer relationships, may be disrupted during the period while the going private transaction remains pending. These risks could increase if the transaction is not consummated.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of the acquiring company). These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report contains forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. All statements other than statements of historical facts contained herein, including statements of our expectations regarding Internet survey solutions revenue, selling, general and administrative expenses, profitability, financial position and performance, business strategy and plans and objectives of management for future operations, services and products, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, typically identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward looking statements. Such risk, uncertainties and assumptions are described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report, including, among other things:
•	risks relating to our failure to complete a merger or other sale transaction;

•	risks related to the success of new business initiatives, including the expansion of our Ciao comparison shopping business to the United States;

•	our ability in the United States to attract community members to our Ciao comparison shopping portals and the resulting content they generate in the form of product and merchant reviews, and our ability to attract merchants in the United States;

•	risks related to the separation of our Ciao Internet survey solutions and comparison shopping businesses;

•	the growing competitiveness of our marketplace and our ability to compete therein;

•	risks related to foreign currency rate fluctuations;

•	our ability to develop and deploy new technologies;

•	risks related to our reliance on search engine algorithm optimization to generate internet traffic;

•	our client satisfaction levels;

•	our ability to build and maintain the size and demographic composition of the Greenfield Online panel;

•	our panelists’ responsiveness to our surveys;

•	issues related to the development, success and client acceptance of our Real-Time Sampling® methodology for recruiting survey takers on the Internet;

•	our ability to attract and maintain affiliates in our affiliate network supplying Real-Time Sampling respondents;

•	our ability to accurately predict future revenue levels and our ability to manage expenses commensurate with such revenue levels;

•	our ability to manage pricing pressure in North America and Europe;

•	our reliance on our largest customers;

•	our ability to manage or accelerate our growth and international expansion;

•	our ability to restore and sustain sales growth in our European survey business;

•	our ability to integrate successfully the businesses we may acquire in the future;

•	the seasonality of demand for Internet survey solutions and comparison shopping services; and

•	the strength of our brands.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 22, 2008 for the purposes of (1) electing two Class I directors to serve for a three year term until our annual meeting of stockholders in 2011 and until their successors are duly elected and qualified; (2) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008; and (3) approving the amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan by 750,000 shares.
     The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

	Number of Shares	Number of Shares
	Voted For	Withheld
Lise J. Buyer	21,573,265	1,056,209
Charles W. Stryker	21,581,402	1,048,072
     Additionally, there are four directors whose term of office continues after the Annual Meeting. Burton J. Manning and Joseph A. Ripp will continue in office until the 2009 annual meeting of stockholders. Joel R. Mesznik and Albert Angrisani will continue in office until the 2010 annual meeting of stockholders.

     The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008 was approved at the Annual Meeting. There were 22,498,725 votes cast ratifying such selection, 127,878 votes cast against ratification of such selection and 2,871 votes abstaining.
     The amendment to the Greenfield Online, Inc. 2004 Equity Incentive Plan was approved at the Annual Meeting. There were 16,950,120 votes cast approving such amendment, 3,937,100 votes cast against such amendment, 2,666 votes abstaining and 1,739,588 broker non-votes.
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

Dated: August 11, 2008

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